Form 10-K
period 2009-12-31
APM - QIM Futures Fund, L.P.
filed 2010-03-31
CIK 1469317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
_______________________

Commission File Number: 000-53815

APM – QIM FUTURES FUND, L.P.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	27-0473854 (I.R.S. Employer Identification No.)

c/o ALTEGRIS PORTFOLIO MANAGEMENT, INC.
1202 Bergen Parkway, Suite 212
Evergreen, Colorado 80439
(Address of principal executive offices) (zip code)
(858) 459-7040

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Limited Partnership Interests

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒ No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I
BUSINESS

(a)           General Development of Business

APM – QIM Futures Fund, L.P. (the “Partnership”) was organized as a Delaware limited partnership in June 2009 and commenced operations following an initial closing on October 1, 2009.  The Partnership is a commodity pool engaged in speculative trading across a broad range of futures contracts and currencies.  The Partnership may in the future trade options on futures contracts and forward contracts (together with futures contracts and currencies, “Commodity Interests”).  The Partnership’s objective is to produce long-term capital appreciation through growth, and not current income.  Under the Partnership’s Agreement of Limited Partnership (the “Limited Partnership Agreement”), Altegris Portfolio Management, Inc. (d/b/a APM Funds), an Arkansas corporation (“APM Funds” or the “General Partner”), serves as general partner of the Partnership and has sole responsibility for management and administration of all aspects of the Partnership’s business.  Investors purchasing limited partnership interests (the “Interests”) in the Partnership (“Limited Partners” and together with the General Partner, “Partners”) have no rights to participate in the management of the Partnership.

APM Funds, the General Partner of the Partnership, is registered with the Commodity Futures Trading Commission (“CFTC”) as a Commodity Pool Operator (“CPO”), and is a member of the National Futures Association (“NFA”).  In 2007, Altegris Portfolio Management, Inc. began doing business as APM Funds.  Quantitative Investment Management LLC, a Virginia limited liability company formed in May 2003, acts as the Partnership’s trading advisor (“QIM” or the “Advisor”).  QIM became registered as a Commodity Trading Advisor (“CTA”) in 2004 and a CPO in 2005 and is a member of NFA.

Altegris Investments, Inc. (“Altegris”), an affiliate of the General Partner, acts both as the Partnership’s introducing broker (“Introducing Broker”) and as a selling agent.  Altegris is registered with the CFTC as a CTA and an Introducing Broker and with the Securities and Exchange Commission (“SEC”) as a broker-dealer.

The Partnership’s term will end upon the first to occur of the following: receipt by the General Partner of an election to dissolve the Partnership at a specified time by Limited Partners owning more than 50% of the Interests then outstanding, notice of which is sent by registered mail to the General Partner not less than ninety (90) days prior to the effective date of such dissolution; withdrawal, admitted or court decreed insolvency or dissolution of the General Partner unless at such time there is at least one remaining General Partner in the Partnership; or any event that makes it unlawful for the existence of the Partnership to be continued or requiring termination of the Partnership.

The Partnership is not required to be, and is not, registered under the Investment Company Act of 1940, as amended.

As of February 28, 2010, the aggregate net asset value of the Interests in the Partnership before redemptions was $41,508,728.  The Partnership operates on a calendar fiscal year and has no subsidiaries.

The Partnership offers three “classes” of Interests: Class A, Class B and Institutional Interests (each, a “Class of Interest”).  The Classes of Interests differ from each other only in the fees that they pay and the applicable investment minimums.

(b)           Financial Information About Segments

The Partnership’s business constitutes only one segment for financial reporting purposes—i.e., a speculative “commodity pool.”  The Partnership does not engage in sales of goods or services.  Financial information regarding the Partnership’s business is set forth in the Partnership’s financial statements, included herewith.

(c)           Narrative Description of Business

Altegris Portfolio Management, Inc., an Arkansas corporation formed in 1985 as Rockwell Futures Management, Inc. (“Rockwell”), serves as general partner of the Partnership.  It became a member of NFA in November 1985 and has been a CFTC registered CPO since December 1985.  It was also registered as a CTA from

December 1985 until January 2002.  It has also been registered with the State of California as an investment adviser since March 2004.

Quantitative Investment Management LLC is a Virginia limited liability company that serves as commodity trading advisor to the Partnership.  QIM became registered as a CTA in 2004 and a CPO in 2005 and is a member of NFA.

Predictive Modeling.  QIM believes that financial markets are not entirely efficient and that numerous small inefficiencies exist and can be exploited through the prudent use of robust analysis and predictive technologies.

QIM currently employs several thousand quantitative trading models that utilize pattern recognition to predict short-term price movements in global futures markets.  All models are tested across large data sets that expose them to a wide range of market, economic, and political environments, as well as a wide range of time frames and interactions.  Only those models that prove to be the most robust, statistically significant, and conceptually diverse are used in actual trading.  The resultant system of models offers what QIM believes to be reliable signals that guide market timing and trade allocation.

QIM’s trading strategies and models may be revised from time to time as a result of ongoing research and development seeking to devise new strategies and systems as well as to improve current methods.  The strategies and systems used by QIM in the future may differ significantly from those currently in use due to changes resulting from this research, and Limited Partners will not be informed of these changes as they may occur.

Risk Management. QIM applies risk management procedures that take into account the price, size, volatility, liquidity, and inter-relationships of the contracts traded.  The Partnership’s positions are generally balanced in a manner that allocates approximately equal amounts of measured risk to as many distinct markets as possible and during significant drawdowns in equity, QIM will reduce market exposure by scaling back the Partnership’s overall leverage.

Trading.  QIM’s trading is generally approximately 95% systematic and 5% discretionary.  All facets of the predictive models, risk management, and trade allocation are fully automated or proceduralized.  In this sense, the trading is systematic.  Discretion of QIM, however, plays a significant role in the pursuit of improvements to the Program.

QIM has different time horizons for the execution of certain trades.  For example, QIM may have certain trades executed at the beginning of the trading day while giving the executing broker limited discretion with respect to other trades.

Markets Traded.  QIM currently trades or monitors the following markets, but may add or delete markets from this universe of tradable markets in its discretion if QIM’s research demonstrates that such an addition or deletion would enhance the program’s performance:

Currencies	Stock Indices	Interest Rates
Euro	E-Mini S&P 500 (USA)	US 10-Year Note
British Pound	E-Mini Nasdaq 100 (USA)	US 30-Year Bond
Japanese Yen	E-Mini Russell 2000 (USA)	US 2 Year Note
Australian Dollar	DAX (Germany)	US 5 Year Note
Canadian Dollar	DJ Euro Stoxx 50 (Europe)	Eurodollar
Mexican Peso	FTSE 100 (Great Britain)	Euro-Bund
Swiss Franc	Nikkei 225 (Japan)	Euribor
	KOSPI	Euro-Schatz
Energies	Hang Seng (Hong Kong)	Euro-Bobl
Globex Crude Oil	S&P ASX 200 (Australia)	Long Gilt
Brent Crude Oil	MSCI Taiwan	Short Sterling
London WTI Crude Oil	FTSE/JSE Top 40 (South Africa)	JGB
Natural Gas	CAC-40 (France)
Heating Oil	AEX (Netherlands)
Unleaded Gas	S&P/MIB (Italy)
GasOil	IBEX 35 (Spain)

Grains	Softs	Metals
Corn	Cocoa	Gold
Soybeans	Coffee	Silver
Wheat	Cotton	Copper
Sugar

All markets are futures markets or interbank currency markets.

QIM seeks to profitably trade each of these markets while taking advantage of the diversification available from such a varied list of futures contracts.  QIM’s trading program often takes opposing long and short positions within the same or related classes of correlated futures, which, taken in conjunction with the effect of diversification across a broad range of contracts, generally results in reduced market exposure than trading a single market with similar leverage.

A substantial portion of the equity in the Partnership’s account is invested in U.S. government and agency securities and other liquid, high-quality instruments at the direction of the Custodian (as defined below).  QIM will target an average margin to equity level of between 5% and 20%.  The actual percentage of assets committed to margin at any time may be higher or lower than the target level.

It is expected that between 5% and 20% of the Partnership’s assets generally will be held as initial margin or option premiums (in cash or U.S. Treasury Department (“Treasury”) securities) in the Partnership’s brokerage accounts at its clearing broker, Newedge USA, LLC (“Newedge USA”), a futures commission merchant (“FCM”), and available for trading by QIM in Commodity Interests on behalf of the Partnership.  Interest on Partnership assets held at Newedge USA in cash or Treasury securities will be credited to the Partnership as described under “Charges.”  Depending on market factors, the amount of margin or option premiums held at Newedge USA could change significantly, and all of the Partnership’s assets are available for use as margin.  The Partnership may also retain other brokers and/or dealers from time to time to clear or execute a portion of Partnership trades made by QIM.

With respect to Partnership assets not held at Newedge USA as described above, but deposited with Wilmington Trust Company (the “Custodian”), the portion not held in checking, money market or other bank accounts (and used to pay Partnership operating expenses) will be invested in liquid, high-quality short-term securities at the direction of the Custodian or its sub-advisor, Wilmington Trust Investment Management, LLC, an affiliate of the Custodian that is registered with the SEC as an investment adviser.  The Partnership’s custody and investment management agreement with the Custodian permits the Custodian to invest in U.S. government and agency securities, other securities or instruments guaranteed by the U.S. government or its agencies, CDs, time deposits, banker’s acceptances, commercial paper and repurchase agreements — subject in each case to specific diversification, credit quality and maturity limitations. The Custodian may use sub-advisers to attempt to increase yield enhancement.  The General Partner may direct that a portion of Partnership assets be deposited with other custodians and retain other sub-advisers for the purpose of attempting to increase yield enhancement via other cash management arrangements.

The percentage of the Partnership’s assets deposited with these firms is also subject to change in the General Partner’s sole discretion.  The Partnership’s assets will not be commingled with the assets of any other person.  Depositing the Partnership’s assets with banks or Newedge USA, or other clearing brokers, as segregated funds is not commingling for these purposes.

The Partnership pays all of its ongoing liabilities, expenses and costs, including the charges described in the chart below.  Additional explanation of certain terms used in the chart below immediately follows it.

Entity	Form of Compensation	Amount of Compensation
APM Funds (General Partner)	Management fee
Class A Interests:  0.104% of the “management fee net asset value” (see certain terms and definitions below) of the month-end capital account balances of all Class A Interests (1.25% per annum).
Class B Interests:  0.104% of the management fee net asset value of the month-end capital account balances of all Class B Interests (1.25% per annum).

Institutional Interests: 0.0625% of the management fee net asset value of the month-end capital account balances of all Institutional Interests (0.75% per annum).

Various	Organizational and initial offering costs
Actual organizational and initial offering costs incurred are estimated to be $64,000.  The Partnership will reimburse the General Partner for the organizational and initial offering costs advanced in monthly installments over a 60-month period, beginning with the thirteenth month the Partnership commences operations; provided that if the Partnership is liquidated prior to the General Partner being fully reimbursed, the General Partner, not the Partnership, shall bear the amount of the unreimbursed organizational and initial offering costs.

Altegris, as selling agent; other selling agents	Continuing compensation
Class A Interests: 0.166% of the “month-end net asset value” (see certain terms and definitions below) apportioned to each Class A Interest sold by selling agents (2% per annum).

Institutional Interests (if applicable and as disclosed to the Institutional Interest investor): 0.0417% of the month-end net asset value apportioned to any Institutional Interest whose selling agent elects to receive continuing compensation (0.50% per annum).

Quantitative Investment Management LLC (QIM or the Advisor)	Incentive fee
30% of quarterly Trading Profits (see certain terms and definitions below) applicable to each Class of Interest will be paid at the end of each quarter by the Partnership to QIM.  Trading Profits are calculated without regard to interest income and after reduction for brokerage charges and administrative and management fees, but without reduction for any other Partnership expenses.

Newedge USA (Clearing Broker); other clearing brokers	Brokerage commissions, transaction fees and interest income
Brokerage commission charges of $9.75 per round-turn for trades on both U.S. exchanges and most foreign exchanges. Brokerage commissions for certain contracts on some foreign exchanges may be substantially higher.  Commission rates per round-turn charged by clearing brokers other than Newedge USA, if any, may differ and could be higher.  Newedge USA may maintain Partnership assets on deposit with them in cash or Treasury securities and will credit the Partnership with the lesser of actual interest earned by the Partnership or 95% of the 30 day Treasury bill rate.

Altegris (Introducing Broker)	Brokerage charges, commissions, transaction fees and interest income
Monthly brokerage charges equal to the greater of (A) actual commissions of $9.75 per round-turn (higher for certain exchanges or commodities) multiplied by number of round-turn trades, which amount includes other transaction costs; or (B) an amount equal to 0.125% of the management fee net asset value of all Interest holders’ month-end capital account balances (1.50% annually).  If actual monthly commissions and transaction costs in (A) above are less than the amount in (B) above, the Partnership will pay the difference to the Introducing Broker as payment for brokerage-related services.  In any month when the amount in (A) is greater than the amount in (B) above, the Partnership pays only the amount described in (A) above. Also, Newedge USA will pay Altegris a portion of the brokerage commissions and transaction fees it receives from the Partnership.  Newedge USA will also pay Altegris a portion of the interest income it receives on the Partnership’s assets on deposit with it.

Various service providers	Periodic operating expenses, fixed administrative fee, fees of the Custodian and its sub-advisor, and other expenses
The Partnership generally pays its operating expenses as they are incurred.  However, during at least the first twelve months after the Partnership commences trading, the General Partner has agreed to limit the operating expenses paid by the Partnership to 1/12th of 0.5% of the month-end capital account balances of all Interests for such month (the “Operating Expense Cap”).  To the extent that (A) such expenses are greater than the Operating Expense Cap for any month or (B) the Operating Expense Cap exceeds such expenses for any month, the excess expenses or remaining portion of the Operating Expense Cap will carry over to the following month(s) and be included in the calculation of the Operating Expense Cap for such month(s).  In the event that the operating expenses during the first twelve months of trading operations exceed the Operating Expense Cap, such excess will be borne by the General Partner.

A fixed administrative fee of 0.0275% of the management fee net asset value of the month-end capital account balance of all Class A and Class B Interests is payable to the General Partner to help defray the ongoing expenses of operating the Partnership (0.333% per annum).

	Extraordinary expenses	For example, indemnification expenses, litigation expenses and other non-recurring expenses. Due to the nature of these expenses, they are not subject to estimate.

“Capital account balance” means the net asset value attributable to each Partner’s capital account, consisting of initial and additional capital contributions, less withdrawals of capital and any distributions made to Partners, and other adjustments as set out in the Limited Partnership Agreement, including, but not limited to, adjustments for deductions of fees and expenses, and for net profits, net losses and tax allocations.

“Management fee net asset value” means the net asset value apportioned to each Partner’s capital account at the beginning of the month, before deduction for any accrued incentive fees related to the current quarter.  Net asset value is to be determined on the basis of United States generally accepted accounting principles, consistently applied, unless otherwise specified.  Management fee net asset value will include the sum of all cash, U.S. Government obligations or other securities at market value, accrued interest receivable, and the current market value of all open Commodity Interest positions, as indicated by the settlement prices determined by the exchanges on which such positions are maintained.

“Month-end net asset value,” as used in the computation of selling agents’ continuing compensation, is calculated prior to any adjustment for subscriptions or redemptions effective for the end of the month.

“Trading Profits” (for purposes of calculating incentive fees paid by the Partnership to QIM only) during a calendar quarter means cumulative realized and change in unrealized profits and losses during the quarter which result from QIM’s trading (over and above the aggregate of previous period profits as of the end of any prior quarter) without regard to interest income and after reduction for brokerage charges, General Partner administrative and management fees.

“Incentive fees” payable to QIM on Trading Profits are accrued for purposes of calculating net asset value only.  Incentive fees are calculated separately for each Limited Partner’s Interest.  If Trading Profits for a quarter as to an Interest are negative, such losses shall constitute a “Carryforward Loss” for the beginning of the next quarter.  No incentive fees are payable as to any Interest until future Trading Profits as to that Interest for the following quarters exceed any Carryforward Loss.  Therefore, QIM will not receive an incentive fee unless it generates new Trading Profits for an Interest.  An incentive fee will not be refunded by virtue of subsequent losses.  If a Limited Partner makes a partial redemption from the Partnership when there is a Carryforward Loss with respect to its capital account, the amount of the Carryforward Loss for such Limited Partner will be reduced for future periods by the ratio obtained by dividing the amount of the redemption by such Limited Partner’s capital account prior to such redemption.  If all or some of a Limited Partner’s Interest is redeemed at any time other than on a calendar quarter-end, the effective date of such redemption will be treated as a calendar quarter-end for purposes of determining the amount of such incentive fee and the definition of Trading Profits, and the applicable incentive fee at such time will be charged to the redeeming Limited Partner in the proportion that the redeemed Interest bears to such Limited Partner’s total Interest immediately before the redemption.

Item 101(h)(4)(xi) is not applicable; the Partnership has no employees.

(h)           Regulation

APM Funds is registered with the CFTC as a CPO and QIM is registered with the CFTC as a CPO and CTA.  Both APM Funds and QIM are also members of NFA.

 The CFTC has delegated to NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons and “floor brokers” and “floor traders.”  The Commodity Exchange Act requires commodity pool operators such as APM Funds, commodity trading advisors such as QIM and commodity brokers or FCMs such as Newedge USA and introducing brokers such as Altegris to be registered and to comply with various reporting and record keeping requirements.  CFTC regulations also require FCMs and certain introducing brokers to maintain a minimum level of net capital.  In addition, the CFTC and certain commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges.  All accounts owned or managed by QIM will be combined for position limit purposes.  QIM could be required to liquidate positions held for the Partnership in order to comply with such limits.  Any such liquidation could result in substantial costs to the Partnership.  In addition, many futures exchanges impose limits beyond which the price of a futures contract may not trade during the course of a trading day, and there is a potential for a futures contract to hit its daily price limit for several days in a row, making it impossible for QIM to liquidate a position and thereby experiencing a dramatic loss.  Currency forward contracts currently are not subject to regulation by any U.S. government agency.

Financial Information About Geographic Areas

The Partnership has no operations in foreign countries although it trades on foreign exchanges and other non-U.S. markets.  The Partnership does not engage in sales of goods or services.

ITEM 1A: RISK FACTORS

Not required.

ITEM 1B: UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2: PROPERTIES

The Partnership does not own or use any physical properties in the conduct of its business.  Employees of Altegris perform all administrative services for the Partnership from offices at 1202 Bergen Parkway, Suite 212, Evergreen, Colorado 80439 or at 1200 Prospect St., Suite 400, La Jolla, California 92037.

ITEM 3: LEGAL PROCEEDINGS

The Partnership is not aware of any pending legal proceedings to which either the Partnership is a party or to which any of its assets are subject.  In addition there are no pending material legal proceedings involving APM Funds.  The Partnership has no subsidiaries.

ITEM 4: REMOVED AND RESERVED

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

(a)           Market information

There is no trading market for the Interests, and none is likely to develop.  Interests may be redeemed or transferred subject to the conditions imposed by the Limited Partnership Agreement.

(b)           Holders

As of March 1, 2010 the Partnership had 537 holders of Interests.

(c)           Dividends

APM Funds has sole discretion in determining what distributions, if any, the Partnership will make to its investors.  To date no distributions or dividends have been paid on the Interests, and APM has no present intention to make any.

(d)           Securities Authorized for Issuance under Equity Compensation Plans

None.

(e)           Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The Partnership did not sell any unregistered securities within the past three years which have not previously been included in the Partnership’s Quarterly Reports on Form 10-Q or in a Current Report on Form 8-K.

(f)           Issuer Purchases of Equity Securities

Pursuant to the Limited Partnership Agreement, Limited Partners may redeem their Interests in the Partnership as of the end of any calendar month upon fifteen (15) days’ written notice to the General Partner.  The redemption of capital from capital accounts by Limited Partners has no impact on the value of the capital accounts of other Limited Partners.

The following table summarizes Limited Partner redemptions during the fourth calendar quarter of 2009:

Month Ended	Amount Redeemed

October 31, 2009	$400,000
November 30, 2009	0
December 31, 2009	0
Total	$400,000

ITEM 6: SELECTED FINANCIAL DATA

Not required.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to “Item 8. Financial Statements and Supplementary Data.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

(a)           Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed.  Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so.  Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading.  A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid,  high quality securities.  Through December 31, 2009 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

(b)           Capital Resources

The Partnership raises additional capital only through the sale of Interests and capital is increased through trading profits (if any) and interest income.  The Partnership does not engage in borrowing.

The amount of capital raised for the Partnership should not have a significant impact on its operations, as the Partnership has no significant capital expenditure or working capital requirements other than for capital to pay trading losses, brokerage commissions and expenses.  Within broad ranges of capitalization, the Partnership’s trading positions should increase or decrease in approximate proportion to the size of the Partnership.

The Partnership participates in the speculative trading of commodity futures contracts and may trade options on futures contracts, substantially all of which are subject to margin requirements.  The minimum amount of margin required for each contract is set from time to time in response to various market factors by the respective exchanges.  Further, the Partnership’s FCMs and brokers may require margin in excess of minimum exchange requirements.

All of the futures contracts currently traded by the Advisor on behalf of the Partnership are exchange-traded.  The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions because, in over-the-counter transactions, the Partnership must rely solely on the credit of its trading counterparties, whereas exchange-traded contracts are generally, but not universally, backed by the collective credit of the members of the exchange.  In the future, the Partnership anticipates that it will enter into non-exchange-traded foreign currency contracts and be subject to the credit risk associated with counterparty non-performance.

The Partnership bears the risk of financial failure by Newedge USA and/or other clearing brokers or counterparties with which the Partnership trades.

(c)           Results of Operations

Performance Summary

The Partnership’s success depends primarily upon QIM’s ability to recognize and capitalize on market trends in the sectors of the global commodity futures markets in which it trades.  The Partnership intends to produce long-term capital appreciation through growth, and not current income.  The past performance of the Partnership is not necessarily indicative of future results.

2009

The Partnership commenced operations on October 7, 2009.  During the fourth quarter of 2009, the Partnership achieved net realized and unrealized losses of $895,208 from its trading of commodity futures contracts including brokerage commissions of $65,454.  The Partnership accrued total expenses of $137,232, including $43,291 in management fees paid to the General Partner, and $83,792 in service and professional fees.  The Partnership earned $16,661 in interest income during 2009.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the fourth quarter of 2009 is set forth below.

Fourth Quarter 2009.  The Partnership struggled through the end of October as major stock index futures sold off at month-end on the decline of equity markets.   After a very strong run on the long side of the equity markets, the Partnership initiated short positions during the month, but the equity markets did not start heading south until the Partnership was once again bullish. Gold futures climbed to an all-time high and crude oil prices rose as the

U.S. Dollar weakened.  The Partnership rebounded at the start of November as holdover equity positions, which had contributed to the prior month’s drawdown, rallied during the first week.  At month-end, with the Partnership long, the Yen hit a 14-year high versus the U.S. Dollar.  The metals and agricultural sectors also provided meaningful boosts to the Partnership.  Gold made up the bulk of gains in metals while gains in agricultural commodities were more evenly distributed across corn, soybeans and wheat trading.  The Partnership was down for the month of December, struggling through particularly difficult market conditions at the beginning of the month. The Partnership’s long positions in foreign currencies dropped as the U.S. Dollar reacted strongly to better than expected U.S. employment numbers.  The Partnership’s interest rate trading also suffered as rates reacted strongly to the employment report. Interest rate futures contributed positively, but gold trading experienced losses.

(d)           Off-Balance Sheet Arrangements

The Partnership does not engage in off-balance sheet arrangements with other entities.

(e)           Contractual Obligations

Not required.

(f)           Critical Accounting Estimates

APM Funds believes that the Partnership's most critical accounting estimates relate to the valuation of the Partnership's assets.  Futures and options on futures contracts are valued using the primary exchange’s closing price.  Forward currency contracts are stated at fair value using spot currency rates provided by Newedge USA, LLC and adjusted for interest rates and other typical adjustment factors. United States government agency securities are generally valued based on quoted prices in active markets.  Corporate notes and repurchase agreements are generally valued at cost given their short duration from the time of purchase  Security transactions are recorded on the trade date.  Realized gains and losses from security transactions are determined using the identified cost method.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition.  Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period.  Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

The Partnership’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require the use of certain estimates made by the Partnership’s management.  Actual results could differ from those estimates.  Based on the nature of the business and operations of the Partnership, the APM Funds believes that the estimates utilized in preparing the Partnership’s financial statements are appropriate and reasonable, however actual results could differ from these estimates.  The estimates used do not provide a range of possible results that would require the exercise of subjective judgment.  APM Funds further believes that, based on the nature of the business and operations of the Partnership, no other reasonable assumptions relating to the application of the Partnership’s critical accounting estimates other than those currently used would likely result in materially different amounts from those reported.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements required by this item are included herewith following the Index to Financial Statements and are incorporated by reference into this Item 8.

Because the Partnership is a Smaller Reporting Company, as defined by Rule 229.10(f)(1), the supplementary financial information required by Item 302 of Regulation S-K is not required.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:  CONTROLS AND PROCEDURES

(a)           The General Partner, with the participation of the General Partner’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this annual report, and, based on their evaluation, has concluded that these disclosure controls and procedures are effective.  There were no significant changes in the General Partner’s internal controls with respect to the Partnership or in other factors applicable to the Partnership that could significantly affect these controls subsequent to the date of the evaluation.

(b)           This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)           Identification of Directors and Executive Officers

(i)           The Partnership has no officers, directors, or employees.  The Partnership’s affairs are managed by APM Funds (although it has delegated trading and investment authority to the Advisor and administrative duties to Altegris, which is wholly-owned by Altegris Capital).  APM Funds’ principals are Altegris Capital, Jon C. Sundt, Robert J. Amedeo, Matthew C. Osborne, Richard G. Pfister, David P. Mathews, Jennifer Cutsinger and Elizabeth Hancuff.  Of these principals, Messrs. Sundt, Amedeo, Osborne and Pfister are responsible for trading and operational decisions including, but not limited to, selecting the Partnership’s commodity trading advisor and allocating assets among clearing brokers, custodians, cash managers and other financial firms.

Altegris Capital.  Altegris Capital is owned by Messrs. Sundt (directly and indirectly through family trusts), Amedeo, Osborne and Pfister.  Messrs. Sundt, Amedeo and Osborne founded Altegris Capital in February 2002.  Mr. Pfister became a member in April 2004.  Each of Messrs. Sundt, Amedeo, Osborne and Pfister is a director of APM Funds.  Altegris Capital is a holding company and is not actively engaged in any business.

Jon C. Sundt (age 48) is an officer and a director of APM Funds, becoming its President in October 2004, and prior to that serving as its Vice President from July 2002 to October 2004.  During that period, he has also been (1) the President and a director of Altegris, an Introducing Broker, broker dealer and affiliate of APM Funds; (2) a managing member of Altegris Capital; and (3) the President of International Traders Research, Inc. (“ITR”), an affiliate of APM Funds, which provides informational, software and research services to its affiliates and their clients, and also to third party subscribers.  Mr. Sundt attended the University of California San Diego.  Mr. Sundt became a principal of APM Funds in July 2002 and became a branch manager and an associated person of APM Funds in October 2007.

Robert J. Amedeo (age 56) is an officer and director of APM Funds, has been a Vice President of APM Funds since October 2004, and prior to that served as APM Funds’ President from July 2002 until October 2004.  During that period, he has also been (1) an Executive Vice President and director of Altegris, an Introducing Broker and Broker-Dealer affiliate of APM Funds, (2) a managing member of Capital, and (3) an officer and director of ITR.  In addition to his responsibilities as an officer and director of APM Funds and Altegris, Mr. Amedeo has pursued business development projects for the companies and their affiliates.  Mr. Amedeo is a graduate of Northwestern University and received a Juris Doctor degree from DePaul University.  He became a principal and associated person of Rockwell, the predecessor to APM Funds, in November 1985.

Matthew C. Osborne (age 45) is an officer and director of APM Funds, and has held the office of Vice President of APM Funds since July 2002.  During that period, he has also been (1) an Executive Vice President, a director of, and Chief Investment Officer for, Altegris, (2) a managing member of Altegris Capital, and (3) an officer and director of ITR.   Mr. Osborne became a principal of APM Funds in July 2002.

Richard G. Pfister (age 38) is an officer and director of APM Funds since October 2004, at which time he was appointed as a Vice President of APM Funds.  He also became an Executive Vice President and a director of Altegris, in April 2004; he became a member of Altegris Capital on April 2004 and a manager in May 2008.  Prior to April 2004, he was a registered representative of Altegris where his responsibilities, in addition to sales, included researching alternative investments, conducting due diligence, and providing support to institutional clientele.  Mr. Pfister graduated from the University of San Diego and holds the Chartered Alternative Investments Analyst designation.

David P. Mathews, Jennifer Cutsinger and Elizabeth Hancuff are each principals of APM Funds, but none participate in making trading, operational or management decisions for the Partnership.

None of the individuals listed above currently serves as a director of a public company.

(ii)           Identification of Certain Significant Employees

None.

(iii)           Family Relationships

None.

(iv)           Business Experience

See above.

(v)           Involvement in Certain Legal Proceedings.

None.

(vi)           Promoters and Control Persons

Not Applicable.

(b)           Section 16(a) Beneficial Ownership Reporting Compliance

APM Funds, Jon C. Sundt, Robert J. Amedeo, Matthew C. Osborne and Richard G. Pfister each filed initial reports on Form 3 after the Interests became registered under Section 12 of the Securities Exchange Act of 1934.  No subsequent filings on Form 4 or Form 5 have been required as there have been no changes in beneficial ownership of the Partnership that would trigger Form 4 or Form 5 filing requirements during the period.

(c)           Code of Ethics

The Partnership has no employees, officers or directors and is managed by APM Funds.  APM Funds has adopted a Code of Ethics that applies to its principal executive officers and certain other persons associated with APM Funds.  A copy of this Code of Ethics may be obtained at no charge by written request to APM Funds, 1202 Bergen Parkway, Suite 212, Evergreen, Colorado 80439.

(d)           Corporate Governance

Not applicable.

ITEM 11: EXECUTIVE COMPENSATION

The Partnership has no officers, directors, or employees.  None of the principals, officers, or employees of APM Funds or Altegris receives compensation from the Partnership.  All persons serving in the capacity of officers or executives of APM Funds, the General Partner of the Partnership, are compensated by Altegris and/or Altegris Capital in respect of their respective positions with Altegris or Altegris Capital.  APM Funds receives a monthly management fee equal to 1/12 of 1.25% of the management fee net asset value of the month-end capital account balances attributable to Class A and Class B Interests and equal to 1/12 of 0.75% of the management fee net asset value of the month-end capital account balances attributable to Institutional Interests.  APM Funds also receives a monthly administrative fee equal to 1/12 of 0.333% of the management fee net asset value of the month-end capital account balances attributable to Class A and Class B Interests.

Altegris receives continuing monthly compensation from the Partnership equal to 1/12 of 2% of the month-end net asset value of Class A Interests sold by Altegris.

Altegris, in its capacity as Introducing Broker to the Partnership, may receive compensation for brokerage-related services.  The Partnership will pay monthly brokerage charges equal to the greater of (A) actual commissions of $9.75 per round-turn (higher for certain exchanges or commodities) multiplied by number of round-turn trades, which amount includes other transaction costs; or (B) an amount equal to 0.125% of the management fee net asset value of all Interest holders’ month-end capital account balances (1.50% annually).  If actual monthly commissions and transaction costs in (A) above are less than the amount in (B) above, the Partnership will pay the difference to the Introducing Broker as payment for brokerage-related services.  In any month when the amount in (A) is greater than the amount in (B) above, the Partnership will pay only the amount described in (A) above.

The Partnership has no other compensation arrangements.  There are no compensation plans or arrangements relating to a change in control of the Partnership or APM Funds.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security ownership of certain beneficial owners

Not applicable.

(b)	Security Ownership of Management

The Partnership has no officers or directors.  Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by APM Funds, which has delegated discretionary authority over the Partnership’s trading to QIM.  As of February 28, 2010, APM Funds’ general partner interest in the Partnership was valued at $884, which constituted approximately 0% of the Partnership’s total assets.  APM Funds and the principals of APM Funds may purchase Interests.  As of February 28, 2010, the following principals of APM Funds owned Interests in the Partnership:

	Value		Percentage***
Name	Direct	Indirect	Direct	Indirect
APM Principals as a Group	$44,705	$894	0.001%	0.00002%
Jon C. Sundt*		$894		0.00002%
Robert Amedeo**	$44,705		0.001%
* Held via a family trust.
** Held jointly with his spouse.
*** “Percentage” is calculated based on the value of a Limited Partners’ capital account relative to the value of all Limited Partners’ capital accounts.  The value of Interests and percentages are calculated on the basis of estimates of the Partnership’s net asset value as of February 28, 2010, the most recent date for which such estimates are available.  The General Partner does not expect the final value of Interests or percentages to differ materially from what is reported above.

(c)	Changes in Control
None.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Partnership does not engage in any transactions with APM Funds or its affiliates other than in respect of the services and payment of fees therefor described above in Item 1.

The Partnership paid to APM Funds monthly management fees totaling $43,291 for the year ended December 31, 2009.  The Partnership paid to APM Funds administrative fees totaling $10,149 for the year ended December 31, 2009.

The Partnership paid to Altegris monthly continuing compensation of $36,866 for the year ended December 31, 2009.  In addition, Altegris, in its capacity as the Introducing Broker for the Partnership, receives from the Partnership’s clearing broker the following compensation: (i) a portion of the brokerage commissions paid by the Partnership to Newedge USA, and of the interest income earned on Partnership’s assets held at Newedge USA, equal to $30,724 for the year ended December 31, 2009.

The Partnership has not and does not make any loans to the General Partner, its affiliates, their respective officers, directors or employees or the immediate family members of any of the foregoing, or to any entity, trust or other estate in which any of the foregoing has any interest, or to any other person.

None of the General Partner, its affiliates, their respective officers, directors and employees or the immediate family members of any of the foregoing, or any entity trust or other estate in which any of the foregoing has any interest has, to date, sold any asset, directly or indirectly, to the Partnership.

The Partnership has no directors, officers or employees and is managed by the General Partner.  The General Partner is managed by certain of its principals, none of whom is independent of the General Partner.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed to the Partnership for professional audit services provided by Spicer Jeffries LLP, the Partnership’s independent registered public accountant, for the audit of the Partnership’s annual financial statements for the year ended December 31, 2009.

FEE CATEGORY	2009

Audit Fees	$22,000*
Audit-Related Fees	-
Tax Fees	3,000
All Other Fees	-

TOTAL FEES	$25,000
_______________
* Amount expected to be billed for 2009 services.

Audit Fees consist of fees paid to Spicer Jeffries LLP for (i) the audit of APM – QIM Futures Fund, L.P.’s annual financial statements included in the annual report on Form 10-K, and review of financial statements included in the quarterly reports on Form 10-Q and filed on APM – QIM Futures Fund, L.P.’s current reports on Form 8-K; and (ii) services that are normally provided by the Independent Registered Public Accountants in connection with statutory and regulatory filings of registration statements.

Tax Fees consist of fees paid to Spicer Jeffries LLP for professional services rendered in connection with tax compliance and Partnership income tax return filings.

The board of directors of APM Funds pre-approves the engagement of the Partnership’s auditor for all services to be provided by the auditor.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The financial statements and balance sheets required by this Item are included herewith, beginning after the signature page hereof, and are incorporated into this Item 15.

Exhibits

The following documents (unless otherwise indicated) are filed herewith and made part of this registration statement.

Exhibit Designation	Description
* 3.1	Certificate of Formation of APM – QIM Futures Fund L.P.
* 4.1	Limited Partnership Agreement of APM – QIM Futures Fund L.P.
* 10.1	Agreement with Quantitative Investment Management LLC
* 10.2	Selling Agency Agreement between APM – QIM Futures Fund L.P. and Altegris Investments Inc.
31.01	Rule 13a-14(a)/15d-14(a) Certification
32.01	Section 1350 Certification

* This exhibit is incorporated by reference to the exhibit of the same number and description filed with the Partnership’s Registration Statement (File No. 000-53815) filed on November 2, 2009 on Form 10-12G under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2010	APM – QIM FUTURES FUND, L.P. By:ALTEGRIS PORTFOLIO MANAGEMENT, INC.
By: /s/ Jon C. Sundt Name: Jon C. Sundt Title: Principal Executive and Principal Financial Officer

By: /s/ Matthew C. Osborne Name: Matthew C. Osborne Title: Vice President and Secretary

By: /s/ Richard G. Pfister Name: Richard G. Pfister Title: Vice President

APM - QIM FUTURES FUND, L.P.

FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2009

____________ TABLE OF CONTENTS _____________

PAGES

Independent Auditor’s Report	2

Financial Statements

Statement of Financial Condition	3

Condensed Schedule of Investments	4-5

Statement of Operations	6

Statement of Changes in Partners’ Capital (Net Asset Value)	7

Notes to Financial Statements	8 - 19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
APM-QIM Futures Fund, L.P.

We have audited the accompanying statements of financial condition, including the condensed schedules of investments of APM-QIM Futures Fund, L.P. (the "Partnership") as of December 31, 2009 and the related statements of operations and changes in partners' capital for the period of inception (October 7, 2009) through December 31, 2009.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes consideration of internal control over financial reporting as a basis for designing audit opinion on the effectiveness of the Partnership's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluation the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of APM-QIM Futures Fund, L.P. as of December 31, 2009 and the results of its operations and changes in partners' capital for the year period of inception (October 7, 2009) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

Greenwood Village, Colorado
March 29, 2010

/s/ Spicer Jeffries LLP

APM – QIM FUTURES FUND, L.P.

STATEMENT OF FINANCIAL CONDITION

DECEMBER 31, 2009

________________

ASSETS
Equity in Newedge USA, LLC account:
Cash	$3,873,591
Unrealized gain on open commodity futures contracts	276,870
4,150,461

Cash and cash equivalents	3,483,898
Investment securities at value (cost - $26,186,051)	26,154,618
Receivable from General Partner (Note 2)	52,157
Interest receivable	15,331

Total assets	$33,856,465

LIABILITIES
Commissions payable	$5,448
Management fee payable (Note 2)	21,856
Administrative fee payable (Note 2)	5,165
Service fees payable (Note 2)	22,128
Subscriptions received in advance	10,628,009
Other liabilities	33,667

Total liabilities	$10,716,273

PARTNERS’ CAPITAL (NET ASSET VALUE)
General Partner	934
Limited Partners	23,139,258

Total partners’ capital (Net Asset Value)	23,140,192

Total liabilities and partners’ capital	$33,856,465

See accompanying notes

APM – QIM FUTURES FUND, L.P.

CONDENSED SCHEDULE OF INVESTMENT

DECEMBER 31, 2009

________________

INVESTMENT SECURITIES

Face Value	Maturity Date	Description	Value	% of Partners Capital

Fixed Income Investments

U.S Government Agency Bonds and Notes
$4,150,000	11/4/2011	Federal Farm Credit Bank, 1.24%	$4,142,239	17.90%
1,000,000	10/19/2011	Federal Home Loan Bank, 1.25%	997,810	4.31%
2,330,000	12/9/2011	Federal Home Loan Bank, 1.05%	2,314,715	10.00%
1,625,000	11/10/2011	Federal Home Loan Mortgage Corporation, 1.20%	1,618,549	6.99%
Total U.S. Government Agency Bonds and Notes (cost - $9,104,746)			9,073,313	39.20%

Corporate Notes and Repurchase Agreements
$230,000	1/6/2010	American Honda Finance Corp Disc Note, 0.15%	229,972	0.99%
1,300,000	1/4/2010	Avery Dennison Corp Disc Note, 0.15%	1,299,978	5.62%
4,350,000	1/4/2010	Bank of America Repo, 0.01%	4,350,000	18.80%
909,000	1/4/2010	BMW US Capital Disc Note, 0.30%	908,955	3.93%
680,000	1/12/2010	BNP Paribas Financial Inc Disc Note, 0.14%	679,945	2.94%
445,000	1/13/2010	Chevron Corp Note, 0.07%	445,000	1.92%
1,300,000	1/4/2010	Devon Energy Corp Disc Note, 0.18%	1,299,974	5.62%
910,000	1/11/2010	Dexia Delaware LLC Disc Note, 0.29%	909,795	3.93%
908,000	1/6/2010	Public Svc Co of NC Disc Note, 0.30%	907,947	3.92%
1,700,000	1/4/2010	Societe General North America Inc Disc Note, 0.03%	1,699,991	7.35%
423,000	1/4/2010	Spectra Energy Capital Disc Note, 0.13%	422,994	1.83%
910,000	1/8/2010	Toyota Motor Credit Corp Disc Note, 0.15%	909,886	3.93%
909,000	1/5/2010	Vodafone Group PLC Disc Note, 0.23%	908,960	3.93%
515,000	1/4/2010	Volkswagen of America Disc Note, 0.30%	514,974	2.23%
331,000	1/5/2010	Vulcan Materials Co New Disc Note, 0.30%	330,981	1.43%
762,000	1/4/2010	Wellpoint Inc, 0.20%	761,970	3.29%
500,000	1/6/2010	XTO Energy Inc Disc Note, 0.20%	499,983	2.16%
Total Corporate Notes and Repurchase Agreements (cost - $17,081,305)			17,081,305	73.82%

Total Investment Securities (cost - $26,186,051)			$26,154,618	113.02%

See accompanying notes

APM – QIM FUTURES FUND, L.P.

CONDENSED SCHEDULE OF INVESTMENT (continued)

DECEMBER 31, 2009

________________

Range of Expiration Dates	Number of Contracts	Value	% of Partners Capital

Long Futures Contracts:
Agriculture	Mar-10	86	$57,412	0.25%
Currencies	Mar-10	54	28,969	0.13%
Energy	Feb-10	22	(34,360)	(0.15)%
Interest Rates	Mar-10	2	2,901	0.01%
Metals	Feb 10 – Mar 10	23	(61,402)	(0.27)%
Stock Indices	Mar-10	78	(19,074)	(0.08)%
Total Long Futures Contracts		265	(25,554)	(0.11)%

Short Futures Contracts
Agriculture	Mar-10	18	(3,323)	(0.01)%
Currencies	Mar-10	154	102,657	0.44%
Interest Rates	Mar 10 – Sept 10	301	101,387	0.44%
Metals	Mar-10	7	12,954	0.06%
Stock Indices	Jan 10 – Mar 10	13	(65,751)	(0.28)%
Treasury Rates	Mar-10	150	154,500	0.67%

Total Short Futures Contracts		643	302,424	1.32%

Total Futures Contracts		908	$276,870	1.21%

See accompanying notes

APM – QIM FUTURES FUND, L.P.
STATEMENT OF OPERATIONS
FOR THE PERIOD OCTOBER 7, 2009 (INCEPTION OF TRADING)
TO DECEMBER 31, 2009
________________

TRADING GAINS (LOSSES)
Gain (loss) on trading of commodity futures
Realized	$(1,076,811)
Change in unrealized	276,870
Brokerage commissions	(65,454)
(Loss) from trading futures	(865,395)
Gain (loss) on trading of securities
Realized	113
Change in unrealized	(31,433)
(Loss) from trading securities	(31,320)
Foreign currency translation gains	1,507
Total trading (losses)	(895,208)

NET INVESTMENT INCOME (LOSS)
Income
Interest income	16,661
Expenses
Management fee (Note 2)	43,291
Administrative fee (Note 2)	10,149
Service fees (Note 2)	46,393
Professional fees	37,399

Total expenses before operating expense cap	137,232

Expenses exceeding operating expense cap (Note 2)	(25,509)

Net expenses	111,723

Net investment loss	(95,062)

NET LOSS	$(990,270)

See accompanying notes

APM – QIM FUTURES FUND, L.P.
STATEMENT OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
FOR THE PERIOD OCTOBER 7, 2009 (INCEPTION OF TRADING) TO DECEMBER 31, 2009
________________

		Limited Partners

	Total	Class A	Class B	Institutional Interests	Special Interests	General Partner

Trading	$-	$-	$-	$-	$-	$-

Capital additions	24,539,534	13,735,554	4,966,980	3,336,000	2,500,000	1,000

Capital withdrawals	(400,000)	-	-	-	(400,000)	-

Net (loss)	(990,270)	(578,087)	(140,801)	(133,218)	(138,098)	(66)

Offering costs, net of reimbursements	(9,072)	(5,188)	(1,822)	(1,238)	(824)	-

Balances at December 31, 2009	$23,140,192	$13,152,279	$4,824,357	$3,201,544	$1,961,078	$934

See accompanying notes

APM - QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
_______________

NOTE 1 -                      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

General Description of the Partnership

APM – QIM Futures Fund, L.P. (“Partnership”) was organized as a Delaware limited partnership in June 2009.  The Partnership's general partner is Altegris Portfolio Management, Inc. (d/b/a APM Funds) ("General Partner").  The Partnership speculatively trades commodity futures contracts, and may trade options on futures contracts, forward contracts and other commodity interests.  The objective of the Partnership’s business is appreciation of its assets.  It is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges and Futures Commission Merchants (brokers) through which the Partnership trades.

Method of Reporting

The Partnership follows accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB.” The FASB sets generally accepted accounting principles (“GAAP”) that the Partnership follows to ensure consistent reporting of the Partnership’s financial condition, results of operations, and changes in partners’ capital. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification referred to as “ASC”. The FASB finalized the ASC effective for periods ending on or after September 15, 2009.

The Partnership’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require the use of certain estimates made by the Partnership’s management.  Actual results could differ from those estimates.

Pursuant to the Cash Flows Topic of the Codification, the Fund qualifies for an exemption from the requirement to provide a statement of cash flows and has elected not to provide a statement of cash flows.

Cash and Cash Equivalents

Cash and cash equivalents includes cash and other highly liquid investments with financial institutions with maturity dates of 90 days or less.

Basis of Accounting

Security transactions are recorded on the trade date.  Realized gains and losses from security transactions are determined using the identified cost method.  Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations.  Brokerage commissions and other

APM – QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Accounting (continued)

trading fees are reflected as an adjustment to cost or proceeds at the time of the transaction.  Interest income is recorded on the accrual basis.

Gains or losses on futures contracts and options on futures contracts are realized when contracts are liquidated.  Net unrealized gains or losses on open contracts (the difference between contract trade price and quoted market price) are reflected in the statement of financial condition.  Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations.  Brokerage commissions on futures and options on futures contracts include other trading fees and are charged to expense when contracts are opened.

Fair Value

The Partnership values its investments in accordance with Accounting Standards Codification 820 - Fair Value Measurements (“ASC 820”).  Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants and the measurement date.

In determining fair value, the Partnership uses various valuation approaches. ASC 820 establishes a fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Partnership.

Unobservable inputs reflect the Partnership’s assumption about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Partnership has the ability to access. Valuation adjustments and blockage discounts are not applied to Level 1 securities. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

APM – QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value (continued)

Level 2 - Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors, including the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed. Accordingly, the degree of judgment exercised by the Partnership in determining fair value is greatest for securities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement falls in its entirety is determined by the lowest level input that is significant to the fair value measurement.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Partnership’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Partnership uses prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many securities. This condition could cause a security to be reclassified to a lower level within the fair value hierarchy.

The Partnership values futures and options on futures contracts of the closing price of the contracts primary exchange.  The Partnership includes futures and options on futures contracts in Level 1 of the fair value hierarchy.

Forward currency contracts are valued at fair value using spot currency rates and adjusted for interest rates and other typical adjustment factors. The Partnership includes forward currency contracts in Level 2 of the fair value hierarchy.

APM – QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value (continued)

The fair value of United States government bonds is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. United States government bonds are generally categorized in Levels 1 or 2 of the fair value hierarchy.

The fair value of corporate bonds is estimated using recently executed transactions, market price quotations (where observable), bond spreads or credit default swap spreads. The spread data used are for the same maturity as of the bond. If the spread data does not reference the issuer, then data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. Corporate bonds are generally categorized in Level 2 of the fair value hierarchy. In instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy.

The industry classifications included in the condensed schedule of investments represent the General Partner’s belief as to the most meaningful presentation of the classification of the Partnership’s investments.

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of December 31, 2009:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Balance as of December 31, 2009

Assets

Futures Contracts	$276,870	$-		$-	$276,870

U.S. Government agency obligations	9,073,313	-		-	9,073,313

Corporate	-	17,081,305		-	17,081,305

Total Assets	$9,350,183	$17,081,305	$		$26,431,488

APM – QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Transactions

The Partnership’s functional currency is the United States dollar; however, it transacts business in currencies other than the U.S. dollar.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition.  Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period.  Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

Capital Accounts and Allocation of Income and Losses

The Partnership accounts for subscriptions, allocations and redemptions on a per partner capital account basis.

The Partnership consists of the General Partner’s Interest, Special Interests, Class A Interests, Class B Interests and Institutional Interests.  Class A Interests, Class B Interests and Institutional Interests were first issued by the Partnership on October 1, 2009.  Income or loss (prior to management fees, administrative fees, service fees and incentive fees) are allocated pro rata among the partners based on their respective capital accounts as of the end of each month in which the items accrue pursuant to the terms of the Agreement.  Special Interests, Class A Interests, Class B Interests and Institutional Interests are then charged with their applicable management fee, administrative fee, service fee and incentive fee in accordance with the Agreement.

Income Taxes

The Partnership is not subject to federal income taxes; each partner reports his allocable share of income, gain, loss, deductions or credits on his own income tax return.

The Partnership classifies interest and penalties, if any, as interest expense.  The Partnership files U.S. federal and state tax returns.  The 2009 tax year remains subject to examination by U.S. federal and most state tax authorities.

APM – QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Derivative Instruments

The Partnership engages in the speculative trading of futures contracts for the purpose of achieving capital appreciation.  None of the Partnership’s derivative instruments are designated as hedging instruments, as defined in the Derivatives and Hedging Topic of the ASC, nor are they used for other risk management purposes.  The Advisor and General Partner actively assess, manage and monitor risk exposure on derivatives on a contract basis, a sector basis (e.g., interest rate derivatives, agricultural derivatives, etc.), and on an overall basis in accordance with established risk parameters.  Due to the speculative nature of the Partnership’s derivative trading activity, the Partnership is subject to the risk of substantial losses from derivatives trading.

The following presents the fair value of derivative contracts at December 31, 2009.  The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position.  Fair value is presented on a gross basis in the table below even though the derivative contracts qualify for net presentation in the statement of financial condition.

December 31, 2009

Type of Futures Contract	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value

Agricultural	$62,140	$(8,051)	$54,089

Currencies	171,139	(39,513)	131,626

Energy	446	(34,806)	(34,360)

Interest Rates	114,154	(9,866)	104,288

Metals	14,261	(62,709)	(48,448)

Stock Indices	9,051	(93,876)	(84,825)

Treasury Rates	163,308	(7,808)	154,500

	$533,499	$(256,629)	$276,870

APM – QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Derivative Instruments (continued)

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the period October 7, 2009 (inception of trading) to December 31, 2009.  The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the statement of operations.

Type of Futures Contract	Realized	Change in Unrealized	Number of Contracts Closed
Agricultural	$(69,265)	$54,089	225
Currencies	(475,134)	131,626	746
Energy	(48,895)	(34,360)	252
Interests Rates	(234,540)	104,288	1,366
Metals	(63,436)	(48,448)	113
Stock Indices	(192,384)	(84,825)	994
Treasury Rates	6,843	154,500	644
	$1,076,811	$276,870	4,340

The number of contracts closed for futures contracts represents the number of contracts closed during the period October 7, 2009 (inception of trading) to December 31, 2009 in the applicable category.

Recently Adopted Accounting Pronouncements

The Partnership adopted FASB Accounting Standards Codification on December 31, 2009. FASB ASC is the single source of authoritative nongovernmental U.S. GAAP. The Codification does not change U.S. GAAP but combines all authoritative standards into a comprehensive, topically organized online database. Effective with the Codification launch on July 1, 2009 only one level of authoritative GAAP will exist, other than guidance issued by the SEC. All other accounting literature excluded from the Codification will be considered non-authoritative. The Codification impacted the Partnership’s financial statement disclosures by eliminating prior FASB references since all references to authoritative accounting literature will be references made in accordance with the Codification.

APM – QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 2 -                      AGREEMENTS AND RELATED PARTIES

Advisory Contract

The Partnership's trading activities are conducted pursuant to an advisory contract with Quantitative Investment Management LLC (QIM) ("Advisor").  The Partnership pays the Advisor a quarterly incentive fee of 30% of the trading profits (as defined).  However, the quarterly incentive fee is payable only on cumulative profits, calculated separately for each partner's interest, achieved from commodity trading (as defined).

Brokerage Agreements

Newedge USA, LLC is the Partnership’s commodity broker (the “Clearing Broker”), pursuant to the terms of a brokerage agreement.  The Partnership pays brokerage commissions to the Clearing Broker for clearing trades on its behalf.

General Partner Management Fee

The General Partner receives from the Partnership a monthly management fee equal to 0.104% (1.25% annually) for Class A and Class B, 0.0625% (0.75% annually) for Institutional Interests, and currently 0.00% to 0.0208% (0.00% to 0.25% annually) for Special Interests of the Partnership's management fee net asset value (as defined).  The General Partner may declare any limited partner a “Special Limited Partner” and the management fees or incentive fees charged to any such partner may be different than those charged to other limited partners.

Total management fees earned by the General Partner for the period October 7, 2009 (inception of trading) to December 31, 2009 were $43,291.  Management fees payable to the General Partner as of December 31, 2009 were $21,856.

Administrative Fee

The General Partner receives from the Partnership a monthly administrative fee equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value (as defined) attributable to Class A and Class B Interests.

APM – QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 2 -                      AGREEMENTS AND RELATED PARTIES (CONTINUED)

Operating Expenses

During the first twelve months after the Partnership commences trading, the General Partner has agreed to limit the operating expenses paid by the Partnership (excluding the fixed administrative fee paid by Class A and B Interests) to 0.50% of the average month-end capital account balances of all Interests for such twelve month period (the Operating Expense Cap).  In the event the operating expenses during the first 12 months of trading exceed the Operating Expense Cap, such excess will be borne by the General Partner.

Service Fees

Class A Interests pay selling agents an ongoing payment of 0.166% of the month-end net asset value (2% annually) of the value of interests sold by them which are outstanding at month end as compensation for their continuing services to the limited partners.

If the selling agent so elects, the Partnership will charge an ongoing payment of 0.0417% (0.50% annually) of the value of Institutional Interests sold by them which are outstanding at month end as compensation for their continuing services to the limited partners.

Related Party

Altegris Investments, Inc. (“Altegris”), an affiliate of the General Partner, is registered as a broker-dealer with the Securities and Exchange Commission and an independent introducing broker registered with the Commodity Futures Trading Commission.  Altegris has entered into a selling agreement with the Partnership whereby it receives 2% per annum as continuing compensation for Class A Interests sold by Altegris that are outstanding at month end.  Altegris, as the Partnership’s introducing broker, also receives a portion of the commodity brokerage commissions paid by the Partnership to the Clearing Broker and interest income retained by the Clearing Broker. For the period October 7, 2009 (inception of trading) to December 31, 2009, commissions and continuing compensation received by Altegris amounted to $76,988.

The Partnership pays to its clearing brokers and Altegris, at a minimum, brokerage charges at a monthly flat rate of 0.125% (1.5% annually) of the Partnership’s management fee net asset value (as defined).  Brokerage charges may exceed the flat rate described above, depending on commission and trading volume levels, which may vary.

APM – QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________
NOTE 2 -                      AGREEMENTS AND RELATED PARTIES (CONTINUED)

Subscriptions, Distributions and Redemptions

Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner.

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner.  A Limited Partner may request and receive redemption of capital, subject to restrictions in the Agreement.  The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner.

NOTE 3 -               FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS
AND UNCERTAINTIES

The Partnership participates in the speculative trading of commodity futures contracts, substantially all of which are subject to margin requirements.  The minimum amount of margin required for each contract is set from time to time in response to various market factors by the respective exchanges.  Further, the Clearing Broker has the right to require margin in excess of the minimum exchange requirement.  Risk arises from changes in the value of these contracts (market risk) and the potential inability of brokers to perform under the terms of their contracts (credit risk).

All of the contracts currently traded by the Partnership are exchange traded.  The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over the counter transactions since, in over the counter transactions, the Partnership must rely solely on the credit of their respective individual counterparties.  However if, in the future, the Partnership were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance.  The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any.

The Partnership also has credit risk since the sole counterparty to all domestic futures contracts is the exchange clearing corporation.  In addition, the Partnership bears the risk of financial failure by the Clearing Broker.

The Partnership's policy is to continuously monitor its exposure to market and counterparty risk through the use of a variety of financial, position and credit exposure reporting and control procedures.  In addition, the Partnership has a policy of reviewing the credit standing of each clearing broker or counterparty with which it conducts business.

APM – QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 3 -                FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS
AND UNCERTAINTIES (CONTINUED)

The Partnership has cash deposited with Wilmington Trust Company (“Custodian”).  For cash not held with the Clearing Broker, the Partnership receives cash management services from an affiliate of the Custodian, Wilmington Trust Investment Management (“WTIM”).  The Partnership has a substantial portion of its assets on deposit with WTIM in U.S. Government agency bonds and notes and corporate notes.  Risks arise from investments in bonds and notes due to possible illiquidity and the potential for default by the issuer or counterparty.  Such instruments are also sensitive to changes in interest rates and economic conditions.

NOTE 4 -                      INDEMNIFICATIONS

In the normal course of business, the Partnership enters into contracts and agreements that contain a variety of representations and warranties and which provide general indemnifications.  The Partnership’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Partnership that have not yet occurred.  The Partnership expects the risk of any future obligation under these indemnifications to be remote.

NOTE 5 -                      SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through March 29, 2010, the date these financial statements were issued.  There are no subsequent events to disclose.

APM – QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 6 -                      FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the period October 7, 2009 (inception of trading) to December 31, 2009.  This information has been derived from information presented in the financial statements.

			Institutional	Special
	Class A	Class B	Interest	Interests

Total return for Limited Partners (3)	(6.69%)	(6.36%)	(6.08%)	(5.87%)

Ratio to average net asset value
Expenses prior to incentive fees (1) (2)	4.16%	2.19%	1.29%	0.63%

Total expenses (4)	4.16%	2.19%	1.29%	0.63%

Net investment (loss) (1) (2)	(3.75%)	(1.73%)	(0.88%)	(0.29%)

Total return and the ratios to average net asset value are calculated for each class of Limited Partners’ capital taken as a whole. An individual Limited Partner’s total return and ratios may vary from the above returns and ratios due to the timing of their contributions and withdrawals and differing fee structures.

(1)	Includes offering costs, if any.
(2)	Annualized.
(3)	Not annualized.
(4)	Total expenses are net of 1.29% effect (annualized) of voluntary waiver of operating expenses for all interests.

ALTEGRIS PORTFOLIO MANAGEMENT, INC. BALANCE SHEETS DECEMBER 31, 2009 AND 2008

ALTEGRIS PORTFOLIO MANAGEMENT, INC.

TABLE OF CONTENTS

Page(s)

Report of Independent Registered Public Accounting Firm	3

Balance Sheets	4
Notes to Balance Sheets	5-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of
Altegris Portfolio Management, Inc.

We have audited the accompanying balance sheets of Altegris Portfolio Management, Inc. as of December 31, 2009 and 2008. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these balance sheets based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the balance sheets are free of material misstatement.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the balance sheets referred to above present fairly, in all material respects, the financial position of Altegris Portfolio Management, Inc. as of December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ SPICER JEFFRIES LLP

Greenwood Village, Colorado
March 20, 2010

BALANCE SHEETS DECEMBER 31, 2009 AND 2008

ASSETS	December 31, 2009	December 31, 2008

CURRENT ASSETS
Cash	$306,243	$317,899
Receivables: (Notes 2 and 3)
Management fees receivable	788,359	237,879
Commissions receivable	13,193	72,930
Other current assets	22,854	1,858
Total current assets	1,130,649	630,566
INVESTMENTS IN INVESTMENT FUNDS, at fair value (Note 2)	10,140	10,437
FURNITURE, EQUIPMENT AND SOFTWARE,
net of accumulated depreciation of $12,621 and $41,733	-	530
OTHER ASSETS (Note 2)	449,019	152,925

	$1,589,808	$794,458

LIABILITIES AND SHAREHOLDER’S DEFICIT
CURRENT LIABILITIES
Current portion of long-term debt (Note 5)	$444,419	$458,691
Accounts payable	108,256	63,682
Commissions payable	32,949	98,334
Interest payable	6,575	-
Other liabilities	26,505	30,208

Total current liabilities	618,704	650,915
NON-CURRENT LIABILITIES
Long-term debt (Note 5)	1,055,581	969,283

Total liabilities	1,674,285	1,620,198

COMMITMENTS AND CONTINGENCIES (Note 3)
SHAREHOLDER'S DEFICIT: (Note 4)
Common Stock, no par value; 1,000,000 shares authorized,
200 shares issued and outstanding	10,000	10,000
Class A common stock, no par value, 10,000 shares authorized,
no shares issued	-	-
Additional paid in capital	135,391	135,391
Deficit	(229,868)	(971,131)
Total shareholder’s deficit	(84,477)	(825,740)

	$1,589,808	$794,458

NOTE 1 -       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Altegris Portfolio Management, Inc. (the “Company”) was incorporated in Arkansas on December 2, 1985, and is registered as an investment adviser with the state of California and as a commodity pool operator with the Commodity Futures Trading Commission.  As the general partner, the managing member, sponsor and/or commodity pool operator for investment funds who engage in the speculative trading of equities, commodity futures, mutual funds and securities, the Company maintains all related books and records. In addition, the Company receives fees from related entities for consulting and administrative services.  The Company is a wholly owned subsidiary of Altegris Capital, L.L.C. (the “Parent”).

Valuation of Investments

The Company values its investments in accordance with Accounting Standards Codification 820 - Fair Value Measurements (“ASC 820”). With ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, the Company uses various valuation approaches. ASC 820 establishes a fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumption about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and blockage discounts are not applied to Level 1 securities. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 - Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors, including the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent

NOTES TO BALANCE SHEETS
(continued)

NOTE 1 -       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Valuation of Investments (concluded)

that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for securities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement falls in its entirety is determined by the lowest level input that is significant to the fair value measurement.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many securities. This condition could cause a security to be reclassified to a lower level within the fair value hierarchy.

Investments in investment funds are typically valued utilizing the net asset valuations provided by the underlying investment funds and/or their administrators. Company management considers subscription and redemption rights, including any restrictions on the disposition of the interest in its determination of fair value. Investments in investment funds are included in Level 3 of the fair value hierarchy.

Furniture, Equipment and Software

Furniture, equipment and software is stated at cost less accumulated depreciation.  Depreciation is provided on the straight-line method, based on estimated useful lives of three to seven years.

Income Taxes

The Company is included in the consolidated income tax return of the Parent.  As such, it has elected to be taxed under Subchapter S of the Internal Revenue Code.  Accordingly, taxable income or loss of the Company will be allocated to its shareholders, who are responsible for the payment of the taxes thereon.

NOTES TO BALANCE SHEETS
(continued)

NOTE 1 -       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (concluded)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Management believes that the estimates utilized in the preparation of the balance sheets are prudent and reasonable.  Actual results could differ from those estimates.

Revenue Recognition

The Company receives management, sponsor and administrative fees from affiliated partnerships and other entities as discussed in Note 2. These fees accrue under the terms of the respective limited partnership agreements or other operating agreements, as applicable. The Company receives these fees as computed based on the net assets of the respective partnerships.

Cash and Cash Equivalents

All highly liquid debt instruments purchased with an original maturity of three months or less are considered to be cash equivalents.

Fair Value of Financial Instruments

Substantially all of the Company’s assets and liabilities are carried at fair value or contracted amounts that approximate fair value.  Estimates of fair value are made at a specific point in time, based on relative market information and information about the financial instrument, specifically, the value of the underlying financial instrument.  Assets that are recorded at fair value consist largely of short-term receivables, and other current assets, which are carried at contracted amounts that approximate fair value.  Similarly, the Company’s liabilities consist of payables and accrued expenses recorded at contracted amounts that approximate fair value.

NOTE 2 -        INVESTMENTS IN AFFILIATED ENTITIES AND RECEIVABLES

The Company serves as the general partner, managing member, sponsor and/or commodity pool operator, as applicable for various affiliated investment funds (each a “Fund” and collectively the “Funds”).  The Company receives management, sponsor and administrative fees as compensation for services provided for and on behalf of the Funds.

The Company has advanced offering and organizational expenses for certain of the Funds.  The Company is reimbursed if sufficient interests are sold during the offering period and the Fund commences operations.  In addition, the Company pays all general operating expenses on behalf of the Funds and is reimbursed on a monthly basis.

NOTES TO BALANCE SHEETS
(continued)

NOTE 2 -        INVESTMENTS IN AFFILIATED ENTITIES AND RECEIVABLES

Management fees and other assets due from the investment funds at December 31, 2009 and 2008 are as follows:

	Management Fees Receivable		Other Assets
	December 31,	December 31,	December 31,	December 31,
Investment Fund	2009	2008	2009	2008
APM – Valhalla Resources Fund, LLC	$10,741	$10,101	$2	$1,602
APM – Torrey Pines Fund, L.P.	43,005	36,025	484	5,730
Clarke Worldwide Fund, L.P.	-	1,262	-	36
Winton Futures Fund, L.P. (US)	522,255	190,491	6,324	44,436
APM – Pinehurst Partners Fund, L.P.	-	-	57,781	49,244
APM – Multi-Strategy Fund, L.P.	68,539	-	59,836	51,877
APM – Global Macro Fund, L.P.	96,893	-	44,734	-
APM – Global Macro Fund, Ltd.	-	-	6,926	-
APM – Global Trend Fund, Ltd.	-	-	11,865	-
APM – Eckhardt Futures Fund, L.P.	3,314	-	81,268	-
APM – QIM Futures Fund, L.P.	27,022	-	65,485	-
APM – Paulson Advantage Fund, LP	7,142	-	32,537	-
APM – Paulson Advantage Plus Fund, LP	9,448	-	10,694	-
APM – Paulson Advantage Fund, LTD	-	-	39,154	-
APM – Paulson Advantage Plus Fund, LTD	-	-	31,956	-
	$788,359	$237,879	$449,019	$152,925

The Company also receives commissions from an unrelated offshore company.  Commissions receivable were $13,193 and $72,930 at December 31, 2009 and 2008, respectively.

The Company’s general partnership or member interests in the Funds, management and administrative fees received for the years ended December 31, 2009 and 2008 are as follows:

	Investment
	December 31,	December 31,
Investment Fund	2009	2008
APM – Valhalla Resources Fund, LLC	$1,379	$1,483
APM – Torrey Pines Fund, L.P.	1,298	1,359
Clarke Worldwide Fund, L.P.	-	3,104
Winton Futures Fund, L.P. (US)	3,199	3,491
APM – Multi-Strategy Fund, L.P.	1,350	1,000
APM – Eckhardt Futures Fund, L.P.	943	-
APM – Global Macro Fund, L.P.	1,037	-
APM – QIM Futures Fund, L.P.	934	-
Totals	10,140	10,437

NOTES TO BALANCE SHEETS
(continued)

NOTE 3 -        OFF BALANCE SHEET RISKS AND UNCERTAINTIES

The Company serves as the general partner, managing member, sponsor and/or commodity pool operator, as applicable for the Funds.  The Funds participate, directly or indirectly, in the speculative trading of equities, commodity futures, mutual funds and securities which may be subject to margin requirements.  The Funds are limited partnerships, limited liability companies or companies and each limited partner, member or shareholder, as applicable bears only the risk of its investment in the Fund.  However, the Company as general partner, sponsor and/or managing member, additionally bears the risk for any legal actions taken against a Fund, margin calls or liabilities in excess of the Fund’s assets.

The Company’s policy is to continuously monitor the exposure to the Funds through the use of a variety of financial position and credit exposure reporting and control procedures.  In addition, the Company has a policy of reviewing the credit standing of each clearing broker or counterparty with which the Funds conduct business.

Included in receivables at December 31, 2009 and 2008 are $528,578 and $234,927, respectively, due from Winton Futures Fund, L.P. (US). These amounts represent approximately 42% and 51% of total receivables at December 31, 2009 and 2008, respectively. The Company’s revenues are dependent upon maintaining the level of assets in the respective Funds.

NOTE 4 -       SHAREHOLDER’S EQUITY TRANSACTIONS

During the years ended December 31, 2009 and 2008, the Company made distributions of $2,690,814 and $2,375,036, respectively, to its Parent.

NOTE 5 -       NOTE PAYABLE

On October 13, 2008, the Company borrowed $1,500,000 from an unrelated individual. The note bore interest at 10% per annum and was due on October 13, 2011. The original note was amended on December 14, 2009 to reset the amount borrowed to $1,500,000 and extend the maturity to December 14, 2012 with all other terms remaining the same.  The note is payable in monthly installments of principal and interest of $48,400 and is secured by all of the assets of the Company, including all fees, commissions or other amounts due to the Company whether presently existing or created in the future. In addition, the note is guaranteed by the Company’s president. Future maturities of the note payable are as follows:

Year	December 31, 2009
2010	$444,419
2011	501,650
2012	553,931
1,500,000
Less: current maturity of long-term debt	444,419
1,055,581

NOTES TO BALANCE SHEETS
(continued)

NOTE 6 -       FAIR VALUE MEASUREMENTS

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC 820. See Note 1 for a discussion of the Company’s policies.

The following tables present information about the Company’s assets measured at fair value as of December 31, 2009 and 2008:

	Quoted Prices in	Significant	Significant
	Active Markets	Other Observable	Unobservable
	for Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December, 31, 2009

Assets
Investments in investment
funds, at fair value	$-	$-	$10,437	$10,437

	Quoted Prices in	Significant	Significant
	Active Markets	Other Observable	Unobservable
	for Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December, 31, 2008

Assets
Investments in investment
funds, at fair value	$-	$-	$10,260	$10,260

The following table presents additional information about Level 3 assets measured at fair value. Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable and unobservable inputs.

NOTE 6 -       FAIR VALUE MEASUREMENTS (concluded)

Changes in Level 3 assets measured at fair value for the years ended December 31, 2009 and 2008:

						Change in
				Realized and		Unrealized
	Balance as of	Net	Purchases	Unrealized	Balance as of	Gain (Loss)
	December 31,	Transfers	and	Gains and	December 31,	On Securities
	2008	In (Out)	Sales, net	(Losses)	2009	Still Held

Assets:
Investments in
investment funds, at
fair value	$10,437	$-	$6	$(303)	$10,140	$709

						Change in
				Realized and		Unrealized
	Balance as of	Net	Purchases	Unrealized	Balance as of	Gain (Loss)
	December 31,	Transfers	and	Gains and	December 31,	On Securities
	2007	In (Out)	Sales, net	(Losses)	2008	Still Held

Assets:
Investments in
investment funds, at
fair value	$-	$7,487	$1,000	$1,950	$10,437	$1,950

NOTE 7 -       SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events through March 20, 2010 which is the date the financial statements were available to be issued. The evaluation did not result in any subsequent events that required disclosures and/or adjustments.

