Form 10-Q
period 2010-03-31
APM - QIM Futures Fund, L.P.
filed 2010-05-21
CIK 1469317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission file number:  000-53815

APM – QIM FUTURES FUND, L.P. (Exact name of registrant as specified in its charter)

DELAWARE	27-0473854
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

c/o ALTEGRIS PORTFOLIO MANAGEMENT, INC.
1202 Bergen Parkway, Suite 212
Evergreen, Colorado 80439
(Address of principal executive offices)

(858) 459-7040
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Limited Partnership Interests

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

APM - QIM FUTURES FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2010 (Unaudited) and DECEMBER 31, 2009 (Audited)
_______________
	2010	2009
ASSETS
Equity in Newedge USA, LLC account
Cash	$4,430,361	$3,873,591
Unrealized gain on open commodity futures contracts	43,624	276,870

	4,473,985	4,150,461

Cash and cash equivalents	8,679,900	3,483,898
Investment securities at value
(cost - $45,928,917 and $26,186,051)	45,888,950	26,154,618
Receivable from General Partner (Note 2)	70,826	52,157
Interest receivable	41,235	15,331

Total assets	$59,154,896	$33,856,465

LIABILITIES
Payable for securities purchased	$2,180,000	$0
Commissions payable	18,116	5,448
Management fee payable (Note 2)	45,995	21,856
Administrative fee payable (Note 2)	10,680	5,165
Service fees payable (Note 2)	38,556	22,128
Redemptions payable	1,121,210	0
Subscriptions received in advance	8,225,035	10,628,009
Other liabilities	48,853	33,667

Total liabilities	11,688,445	10,716,273

PARTNERS’ CAPITAL (NET ASSET VALUE)
General Partner	871	934
Limited Partners	47,465,580	23,139,258

Total partners’ capital (Net Asset Value)	47,466,451	23,140,192

Total liabilities and partners’ capital	$59,154,896	$33,856,465

See accompanying notes

APM - QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2010 (Unaudited)
_______________
INVESTMENT SECURITIES

Face Value	Maturity Date	Description	Value	% of Partners Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$1,000,000	10/19/2011	Federal Home Loan Bank, 1.25%	$1,001,250	2.11%
2,330,000	12/9/2011	Federal Home Loan Bank, 1.05%	2,324,897	4.90%
5,300,000	1/12/2012	Federal Home Loan Bank, 1.40%	5,301,643	11.17%
2,180,000	4/5/2012	Federal Home Loan Bank, 1.30%	2,177,275	4.59%
2,090,000	4/5/2010	Federal Home Loan Bank Discount Note, 0.12%	2,089,902	4.40%
1,625,000	11/10/2011	Federal Home Loan Mortgage Corporation, 1.20%	1,624,464	3.42%
3,250,000	3/9/2012	Federal Home Loan Mortgage Corporation, 1.3%	3,245,125	6.84%
4,250,000	3/30/2012	Federal Home Loan Mortgage Corporation, 1.30%	4,232,575	8.92%
1,226,000	4/19/2010	Federal Home Loan Mortgage Corp Disc Note, 0.13%	1,225,885	2.58%
2,250,000	3/22/2012	Federal National Mortgage Association, 1.125%	2,238,750	4.72%
Total U.S. Government Agency Bonds and Notes (cost - $25,501,733)			25,461,766	53.65%

Corporate Notes
$525,000	4/6/2010	American Honda Finance Corp Disc Note, 0.15%	524,937	1.11%
2,150,000	4/5/2010	Autozone Inc Disc Note, 0.27%	2,149,887	4.53%
2,150,000	4/1/2010	Avery Dennison Corp Disc Note, 0.25%	2,149,985	4.53%
1,435,000	4/14/2010	Blackrock Inc Disc Note, 0.20%	1,434,817	3.02%
2,150,000	4/5/2010	BMW US Capital Disc Note, 0.27%	2,149,887	4.53%
2,045,000	4/30/2010	BNP Paribas Financial Inc Disc Note, 0.19%	2,044,676	4.31%
1,800,000	4/15/2010	Dexia Delaware LLC Disc Note, 0.27%	1,799,602	3.79%
2,140,000	4/7/2010	Dominion Resources Disc Note, 0.27%	2,139,888	4.51%
307,000	4/5/2010	Elsevier Fin SA Disc Note, 0.30%	306,985	0.65%
2,127,000	4/7/2010	FPL Group Capital Disc Note, 0.33%	2,126,864	4.48%
1,450,000	4/26/2010	Metlife Short Term Funding Disc Note, 0.22%	1,449,761	3.05%
2,150,000	4/5/2010	Pacific Gas & Electric Disc Note, 0.25%	2,149,895	4.53%
Total Corporate Notes (cost - $20,427,184)	20,427,184	43.04%

Total Investment Securities (cost - $45,928,917)	$45,888,950	96.69%

See accompanying notes

APM - QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
MARCH 31, 2010 (Unaudited)
_______________

	Range of Expiration Dates	Number of Contracts	Value	% of Partners Capital

Long Futures Contracts:
Agriculture	May-10	3	$(4,189)	(0.01)%
Currencies	Jun-10	13	4,539	0.01%
Energy	May-10	24	(19,344)	(0.04)%
Interest Rates	Jun 10 - Dec 10	154	18,853	0.04%
Metals	May 10 - Jun 10	10	12,700	0.03%
Stock Indices	Apr 10 - Jun 10	58	995	0.00%
Treasury Rates	Jun-10	104	6,282	0.01%

Total Long Futures Contracts		366	19,836	0.04%

Short Futures Contracts:
Agriculture	May-10	26	24,227	0.05%
Currencies	Jun-10	17	(324)	0.00%
Interest Rates	Jun 10 - Dec 10	82	15,171	0.03%
Stock Indices	Jun-10	91	26,626	0.06%
Treasury Rates	Jun-10	94	(41,912)	(0.09)%

Total Short Futures Contracts		310	23,788	0.05%

Total Futures Contracts		676	$43,624	0.09%

See accompanying notes

APM - QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2009
_______________
INVESTMENT SECURITIES

Face Value	Maturity Date	Description	Value	% of Partners Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$4,150,000	11/4/2011	Federal Farm Credit Bank, 1.24%	$4,142,239	17.90%
1,000,000	10/19/2011	Federal Home Loan Bank, 1.25%	997,810	4.31%
2,330,000	12/9/2011	Federal Home Loan Bank, 1.05%	2,314,715	10.00%
1,625,000	11/10/2011	Federal Home Loan Mortgage Corporation, 1.20%	1,618,549	6.99%
Total U.S. Government Agency Bonds and Notes (cost - $9,104,746)			9,073,313	39.20%

Corporate Notes and Repurchase Agreements
$230,000	1/6/2010	American Honda Finance Corp Disc Note, 0.15%	229,972	0.99%
1,300,000	1/4/2010	Avery Dennison Corp Disc Note, 0.15%	1,299,978	5.62%
4,350,000	1/4/2010	Bank of America Repo, 0.01%	4,350,000	18.80%
909,000	1/4/2010	BMW US Capital Disc Note, 0.30%	908,955	3.93%
680,000	1/12/2010	BNP Paribas Financial Inc Disc Note, 0.14%	679,945	2.94%
445,000	1/13/2010	Chevron Corp Note, 0.07%	445,000	1.92%
1,300,000	1/4/2010	Devon Energy Corp Disc Note, 0.18%	1,299,974	5.62%
910,000	1/11/2010	Dexia Delaware LLC Disc Note, 0.29%	909,795	3.93%
908,000	1/6/2010	Public Svc Co of NC Disc Note, 0.30%	907,947	3.92%
1,700,000	1/4/2010	Societe Generale North America Inc Disc Note, 0.03%	1,699,991	7.35%
423,000	1/4/2010	Spectra Energy Capital Disc Note, 0.13%	422,994	1.83%
910,000	1/8/2010	Toyota Motor Credit Corp Disc Note, 0.15%	909,886	3.93%
909,000	1/5/2010	Vodafone Group PLC Disc Note, 0.23%	908,960	3.93%
515,000	1/4/2010	Volkswagen of America Disc Note, 0.30%	514,974	2.23%
331,000	1/5/2010	Vulcan Materials Co New Disc Note, 0.30%	330,981	1.43%
762,000	1/4/2010	Wellpoint Inc, 0.20%	761,970	3.29%
500,000	1/6/2010	XTO Energy Inc Disc Note, 0.20%	499,983	2.16%
Total Corporate Notes and Repurchase Agreements (cost - $17,081,305)			17,081,305	73.82%

Total Investment Securities (cost - $26,186,051)			$26,154,618	113.02%

See accompanying notes

APM - QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2009
_______________

	Range of Expiration Dates	Number of Contracts	Value	% of Partners Capital

Long Futures Contracts:
Agriculture	Mar-10	86	$57,412	0.25%
Currencies	Mar-10	54	28,969	0.13%
Energy	Feb-10	22	(34,360)	(0.15)%
Interest Rates	Mar-10	2	2,901	0.01%
Metals	Feb 10 - Mar 10	23	(61,402)	(0.27)%
Stock Indices	Mar-10	78	(19,074)	(0.08)%

Total Long Futures Contracts		265	(25,554)	(0.11)%

Short Futures Contracts:
Agriculture	Mar-10	18	(3,323)	(0.01)%
Currencies	Mar-10	154	102,657	0.44%
Interest Rates	Mar 10 - Sept 10	301	101,387	0.44%
Metals	Mar-10	7	12,954	0.06%
Stock Indices	Jan 10 - Mar 10	13	(65,751)	(0.28)%
Treasury Rates	Mar-10	150	154,500	0.67%

Total Short Futures Contracts		643	302,424	1.32%

Total Futures Contracts		908	$276,870	1.21%

See accompanying notes

APM - QIM FUTURES FUND, L.P.
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 (Unaudited)

_______________
TRADING (LOSSES)
(Loss) on trading of commodity futures
Realized	$(1,836,313)
Change in unrealized	(233,246)
Brokerage commissions	(156,077)

(Loss) from trading futures	(2,225,636)

(Loss) on trading of securities
Change in unrealized	(8,534)

(Loss) from trading securities	(8,534)

Foreign currency translation (losses)	(3,383)

Total trading (losses)	(2,237,553)

NET INVESTMENT INCOME (LOSS)
Income
Interest income	48,038

Expenses
Management fee (Note 2)	116,419
Administrative fee (Note 2)	27,309
Service fees (Note 2)	104,913
Professional fees	62,332

Total expenses before operating expense cap	310,973

Expenses exceeding operating expense cap (Note 2)	(15,970)

Net expenses	295,003

Net investment loss	(246,965)

NET LOSS	$(2,484,518)

See accompanying notes

APM - QIM FUTURES FUND, L.P.
STATEMENT OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 (Unaudited)
_______________

		Limited Partners

				Institutional	Special	General
	Total	Class A	Class B	Special Interests	Special Interests	Partner

Balances at December 31, 2009	$23,140,192	$13,152,279	$4,824,357	$3,201,544	$1,961,078	$934

Transfers	0	(9,567)	0	9,567	0	0

Capital additions	30,257,833	13,075,277	11,367,556	5,815,000	0	0

Capital withdrawals	(3,442,507)	(2,473,069)	(364,615)	(531,011)	(73,812)	0

Net (loss)	(2,484,518)	(1,365,768)	(665,534)	(337,340)	(115,813)	(63)

Offering costs, net of reimbursements	(4,549)	(2,238)	(1,372)	(745)	(194)	0

Balances at March 31, 2010	$47,466,451	$22,376,914	$15,160,392	$8,157,015	$1,771,259	$871

See accompanying notes

APM - QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
_______________

NOTE 1 -                      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

General Description of the Partnership

APM – QIM Futures Fund, L.P. (“Partnership”) was organized as a Delaware limited partnership in June 2009.  The Partnership’s general partner is Altegris Portfolio Management, Inc. (d/b/a APM Funds) (“General Partner”).  The Partnership speculatively trades commodity futures contracts, and may trade options on futures contracts, forward contracts and other commodity interests.  The objective of the Partnership’s business is appreciation of its assets.  It is subject to the regulations of the Commodity Futures Trading Commission (the “CFTC”), an agency of the United States (“U.S.”) Government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges and Futures Commission Merchants (brokers) through which the Partnership trades.

Method of Reporting

The Partnership follows accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB.” The FASB sets generally accepted accounting principles (“GAAP”) that the Partnership follows to ensure consistent reporting of the Partnership’s financial condition, results of operations, and changes in partners’ capital. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification referred to as “ASC.” The FASB finalized the ASC effective for periods ending on or after September 15, 2009.

The Partnership’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require the use of certain estimates made by the Partnership’s management.  Actual results could differ from those estimates.

Pursuant to the Cash Flows Topic of the Codification, the Partnership qualifies for an exemption from the requirement to provide a statement of cash flows and has elected not to provide a statement of cash flows.

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnote disclosure required under accounting principles generally accepted in the United States of America.  The financial information included herein is unaudited, however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the condensed financial statements for the interim period.

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

Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Partnership has the ability to access. Valuation adjustments and blockage discounts are not applied to Level 1 assets or liabilities. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these assets or liabilities does not entail a significant degree of judgment.

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

The availability of valuation techniques and observable inputs can vary among assets and liabilities and is affected by a wide variety of factors, including the type of asset or liability, whether the asset or liability is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the assets or liabilities existed. Accordingly, the degree of judgment exercised by the Partnership in determining fair value is greatest for assets or liabilities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement falls in its entirety is determined by the lowest level input that is significant to the fair value measurement.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Partnership’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Partnership uses prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many assets or liabilities. This condition could cause an asset or liability to be reclassified to a lower level within the fair value hierarchy.

The Partnership values futures and options on futures contracts at the closing price of the contract’s primary exchange.  The Partnership includes futures and options on futures contracts in Level 1 of the fair value hierarchy.

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

Fair Value (continued)

The fair value of U.S. Government bonds is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. Government bonds are generally categorized in Levels 1 or 2 of the fair value hierarchy.

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

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of March 31, 2010 and December 31, 2009:

APM – QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -                      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Transactions

The Partnership’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition.  Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period.  Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

Capital Accounts and Allocation of Income and Losses

The Partnership accounts for subscriptions, allocations and redemptions on a per partner capital account basis.

The Partnership consists of the General Partner’s Interest, Special Interests, Class A Interests, Class B Interests and Institutional Interests (collectively referred to as "Interests").  Class A Interests, Class B Interests and Institutional Interests ( were first issued by the Partnership on October 1, 2009.  Income or loss (prior to management fees, administrative fees, service fees and incentive fees) are allocated pro rata among the partners based on their respective capital accounts as of the end of each month in which the items accrue pursuant to the terms of the Partnership's agreement of limited partnership (the "Agreement").  Special Interests, Class A Interests, Class B Interests and Institutional Interests are then charged with their applicable management fee, administrative fee, service fee and incentive fee in accordance with the Agreement.

APM – QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Partnership is not subject to federal income taxes; each partner reports its allocable share of income, gain, loss, deductions or credits on its own income tax return.

The Partnership classifies interest and penalties, if any, as interest expense.  The Partnership files U.S. federal and state tax returns.  The 2009 tax year remains subject to examination by U.S. federal and most state tax authorities.

Initial Organization and Offering Expenses

The General Partner has incurred all expenses in connection with the initial organization of the Partnership and the offering of its interests.  The Partnership will reimburse the General Partner in monthly installments for such expenses over a sixty month period beginning in the thirteenth month after the Partnership commenced operations. The amount of unreimbursed initial organization and offering expenses incurred by the General Partner is approximately $64,000.

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

The following presents the fair value of derivative contracts at March 31, 2010 and December 31, 2009.  The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position.  Fair value is presented on a gross basis in the table below even though the derivative contracts qualify for net presentation in the statement of financial condition.

APM – QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Derivative Instruments (continued)

March 31, 2010

	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contract	Fair Value	Fair Value	Fair Value

Agricultural	$24,425	$(4,387)	$20,038

Currencies	9,432	(5,217)	4,215

Energy	9,191	(28,535)	(19,344)

Interest Rates	57,243	(23,219)	34,024

Metals	13,348	(648)	12,700

Stock Indices	54,074	(26,453)	27,621

Treasury Rates	6,282	(41,912)	(35,630)

	$173,995	$(130,371)	$43,624

APM – QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Derivative Instruments (continued)

December 31, 2009

	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contract	Fair Value	Fair Value	Fair Value

Agricultural	$62,140	$(8,051)	$54,089

Currencies	171,139	(39,513)	131,626

Energy	446	(34,806)	(34,360)

Interest Rates	114,154	(9,866)	104,288

Metals	14,261	(62,709)	(48,448)

Stock Indices	9,051	(93,876)	(84,825)

Treasury Rates	162,308	(7,808)	154,500

	$533,499	$(256,629)	$276,870

APM – QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Derivative Instruments (continued)

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three months ended March 31, 2010.  The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the statement of operations.

Type of		Change in	Number of
Futures Contract	Realized	Unrealized	Contracts Closed

Agricultural	$(425,430)	$(34,051)	558

Currencies	126,237	(127,411)	1,464

Energy	(471,353)	15,016	364

Interest Rates	(98,438)	(70,264)	3,242

Metals	(353,095)	61,148	293

Stock Indices	(358,227)	112,446	1,867

Treasury Rates	(256,007)	(190,130)	1,670

	$(1,836,313)	$(233,246)	9,458

The number of contracts closed for futures contracts represents the number of contracts closed during the three months ended March 31, 2010 in the applicable category.

APM – QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 2 -                      AGREEMENTS AND RELATED PARTIES

Advisory Contract

The Partnership’s trading activities are conducted pursuant to an advisory contract with Quantitative Investment Management LLC (“QIM”) (“Advisor”).  The Partnership pays the Advisor a quarterly incentive fee of 30% of the trading profits (as defined).  However, the quarterly incentive fee is payable only on cumulative profits, calculated separately for each partner’s interest, achieved from commodity trading (as defined).

Brokerage Agreements

Newedge USA, LLC is the Partnership’s commodity broker (the “Clearing Broker”), pursuant to the terms of a brokerage agreement.  The Partnership pays brokerage commissions to the Clearing Broker for clearing trades on its behalf.

General Partner Management Fee

The General Partner receives from the Partnership a monthly management fee equal to 0.104% (1.25% annually) for Class A and Class B, 0.0625% (0.75% annually) for Institutional Interests, and currently 0.00% to 0.0208% (0.00% to 0.25% annually) for Special Interests of the Partnership’s management fee net asset value (as defined).  The General Partner may declare any limited partner of the Partnership (each, a “Limited Partner” and collectively the “Limited Partners”) a “Special Limited Partner” and the management fees or incentive fees charged to any such partner may be different than those charged to other Limited Partners.

Total management fees earned by the General Partner for the three months ended March 31, 2010 were $116,419.  Management fees payable to the General Partner as of March 31, 2010 were $45,995.

Administrative Fee

The General Partner receives from the Partnership a monthly administrative fee equal to 0.0275% (0.33% annually) of the Partnership’s management fee net asset value (as defined) attributable to Class A and Class B Interests.

APM – QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 2 -                      AGREEMENTS AND RELATED PARTIES (CONTINUED)

Operating Expenses

During the first twelve months after the Partnership commences trading, the General Partner has agreed to limit the operating expenses paid by the Partnership (excluding the fixed administrative fee paid by Class A and B Interests) to 0.50% of the average month-end capital account balances of all Interests for such twelve month period (the “Operating Expense Cap”).  In the event the operating expenses during the first 12 months of trading exceed the Operating Expense Cap, such excess will be borne by the General Partner.

Service Fees

Class A Interests pay selling agents an ongoing payment of 0.166% of the month-end net asset value (2% annually) of the value of Interests sold by them which are outstanding at month end as compensation for their continuing services to such Class A Limited Partners.

Institutional Interests may pay selling agents, if the selling agent so elects, an ongoing payment of 0.0417% (0.50% annually) of the value of Institutional Interests sold by them which are outstanding at month end as compensation for their continuing services to such Limited Partners holding Institutional Interests.

Related Party

Altegris Investments, Inc. (“Altegris”), an affiliate of the General Partner, is registered as a broker-dealer with the Securities and Exchange Commission and an independent introducing broker registered with the CFTC.  Altegris has entered into a selling agreement with the Partnership whereby it receives 2% per annum as continuing compensation for Class A Interests sold by Altegris that are outstanding at month end.  Altegris, as the Partnership’s introducing broker, also receives a portion of the commodity brokerage commissions paid by the Partnership to the Clearing Broker and interest income retained by the Clearing Broker. For the three months ended March 31, 2010, commissions and continuing compensation received by Altegris amounted to $180,387.

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

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner.  A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement.  The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner.

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

All of the contracts currently traded by the Partnership are exchange traded.  The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, the Partnership must rely solely on the credit of its respective individual counterparties.  However if, in the future, the Partnership were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance.  The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any.

The Partnership also has credit risk since the sole counterparty to all domestic futures contracts is the exchange clearing corporation.  In addition, the Partnership bears the risk of financial failure by the Clearing Broker.

The Partnership’s policy is to continuously monitor its exposure to market and counterparty risk through the use of a variety of financial, position and credit exposure reporting and control procedures.  In addition, the Partnership has a policy of reviewing the credit standing of each clearing broker or counterparty with which it conducts business.

APM – QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 3 -                      FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND UNCERTAINTIES (CONTINUED)

The Partnership has cash deposited with Wilmington Trust Company (“Custodian”).  For cash not held with the Clearing Broker, the Partnership receives cash management services from an affiliate of the Custodian, Wilmington Trust Investment Management (“WTIM”).  The Partnership has a substantial portion of its assets on deposit with WTIM in U.S.government agency bonds and notes and corporate notes.  Risks arise from investments in bonds and notes due to possible illiquidity and the potential for default by the issuer or counterparty.  Such instruments are also sensitive to changes in interest rates and economic conditions.

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

NOTE 5 -                      SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were issued.  There are no subsequent events to disclose.

APM – QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 6 -                      FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three months ended March 31, 2010.  This information has been derived from information presented in the financial statements.

			Institutional	Special
	Class A	Class B	Interest	Interests

Total return for Limited Partners (3)	(6.73%)	(6.27%)	(6.07%)	(5.92%)

Ratio to average net asset value
Expenses prior to incentive fees (1) (2)	4.03%	2.07%	1.24%	0.61%

Total expenses (4)	4.03%	2.07%	1.24%	0.61%

Net investment (loss) (1) (2)	(3.57%)	(1.61%)	(0.78%)	(0.14%)

Total return and the ratios to average net asset value are calculated for each class of Limited Partners’ capital taken as a whole. An individual Limited Partner’s total return and ratios may vary from the above returns and ratios due to the timing of their contributions and withdrawals and differing fee structures.

(1)	Includes offering costs, if any.
(2)	Annualized.
(3)	Not annualized.
(4)	Total expenses are net of 0.18% effect (annualized) of voluntary waiver of operating expenses for all Interests.

PART I – FINANCIAL INFORMATION (continued)

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed.  Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so.  Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading.  A portion of the Partnership’s assets not used for margin and held with the Custodian, are invested in liquid, high quality securities.  Through March 31, 2010 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

The Partnership participates in the speculative trading of commodity futures contracts and may trade options on futures contracts and forward contracts, substantially all of which are subject to margin requirements.  The minimum amount of margin required for each contract is set from time to time in response to various market factors by the respective exchanges.  Further, the Partnership’s Futures Commission Merchants and brokers may require margin in excess of minimum exchange requirements.

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

The Partnership bears the risk of financial failure by the Clearing Broker and/or other clearing brokers or counterparties with which the Partnership trades.

Results of Operations

Performance Summary

The Partnership’s success depends primarily upon the Advisor’s ability to recognize and capitalize on market trends in the sectors of the global commodity futures markets in which it trades.  The Partnership intends to produce long-term capital appreciation through growth, and not current income.  The past performance of the Partnership is not necessarily indicative of future results.

Results of Operations

Due to the nature of the Partnership’s trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

Three Months Ended March 31, 2010

During the first quarter of 2010, the Partnership incurred net realized and unrealized losses of $2,237,553 from its trading activities, net of brokerage commissions of $156,077.  The Partnership accrued net expenses of $295,003, including $116,419 in management fees paid to the General Partner, and $167,245 in service and professional fees.  The Partnership earned $48,038 in interest income during the first quarter of 2010.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the first quarter of 2010 is set forth below.

In January of 2010 the Partnership’s performance was down with interest rate futures trading proving to be particularly difficult.  The Partnership held a strong, sector-wide, short bias during the first half of the month when prices in 11 out of 12 of the contracts traded rose substantially during the month.  The Partnership also suffered significant losses in Nikkei index futures, Australian dollar, Japanese yen, silver and crude oil contracts.  February saw the Partnership’s performance fall slightly during the month.  The Partnership initially capitalized from its short positions as stock and commodity markets plummeted on troubling news of the Greek budget deficit, however, as the situation stabilized, the Partnership gave back those profits.  Short positions in stock index futures, crude oil and the euro drove returns early in the month.  Performance fell mid-month largely attributable to short positions in the metals, energies and agricultural commodities, particularly in the gold and crude oil markets.  The Partnership suffered through difficult trading early in March of 2010.  Performance began to stabilize during the second half of the month as the Partnership began to eke out positive returns.  Strong end of month performance in Nikkei index futures combined with solid month-long performance in U.S. equities index futures allowed for the sector to be slightly profitable, despite overall negative performance for the month.

Off-Balance Sheet Arrangements

The Partnership does not engage in off-balance sheet arrangements with other entities.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4T: Controls and Procedures

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

PART II – OTHER INFORMATION

Item 1:  Legal Proceedings

None.

Item 1A:  Risk Factors

Not Required.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

(a) The requested information has been previously reported on Form 8-K.

(b) Not applicable.

(c) Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner.  The Partnership may declare additional redemption dates upon notice to the Limited Partners.  The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners.  The following table summarizes the redemptions by Limited Partners during the first calendar quarter of 2010:

Month	Amount Redeemed
January 31, 2010	$1,050,579
February 28, 2010	$1,270,718
March 31, 2010	$1,121,210

Item 3:  Defaults Upon Senior Securities

(a) None.

(b) None.

Item 4:  REMOVED AND RESERVED

Item 5:  Other Information

(a) None.

(b) Not applicable.

Item 6: Exhibits

The following exhibits are incorporated herein by reference from the exhibit of the same number and description filed with the registrant’s Registration Statement on Form 10-12G (File No. 000-53815) filed on November 2, 2009.

Exhibit Number	Description of Document
3.1	Certificate of Formation of APM – QIM Futures Fund L.P.
4.1	Limited Partnership Agreement of APM – QIM Futures Fund L.P.
10.1	Agreement with Quantitative Investment Management LLC
10.2	Selling Agency Agreement between APM – QIM Futures Fund L.P. and Altegris Investments Inc.

The following exhibits are included herewith.

Exhibit Number	Description of Document
31.01	Rule 13a-14(a)/15d-14(a) Certification
32.01	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 17, 2010

APM – QIM FUTURES FUND, L.P.

By:	ALTEGRIS PORTFOLIO MANAGEMENT, INC.
(d/b/a APM Funds), its general partner

/s/ Jon C. Sundt
Jon C. Sundt, President (principal execution officer and principal financial officer)