Form 10-Q
period 2010-06-30
Altegris QIM Futures Fund, L.P.
filed 2010-08-16
CIK 1469317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission file number:  000-53815

ALTEGRIS  QIM FUTURES FUND, L.P.
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

PART I – FINANCIAL INFORMATION

Item 1:   Financial Statements

ALTEGRIS  QIM FUTURES FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2010 (Unaudited) and DECEMBER 31, 2009 (Audited)

	2010	2009
ASSETS
Equity in Newedge USA, LLC account:
Cash	$14,310,491	$3,873,591
Unrealized gain (loss) on open commodity futures contracts	(445,091)	276,870
	13,865,400	4,150,461

Cash and cash equivalents	1,361,751	3,483,898
Investment securities at value
(cost - $81,957,694 and $26,186,051)	82,000,100	26,154,618
Receivable from General Partner (Note 2)	99,458	52,157
Interest receivable	60,813	15,331
Total assets	$97,387,522	$33,856,465

LIABILITIES
Payable for securities purchased	$9,152,450	$-
Commissions payable	63,666	5,448
Management fee payable (Note 2)	73,075	21,856
Administrative fee payable (Note 2)	17,093	5,165
Service fees payable (Note 2)	55,163	22,128
Incentive fees payable	4,041	-
Redemptions payable	1,582,840	-
Subscriptions received in advance	10,896,671	10,628,009
Other liabilities	83,986	33,667
Total liabilities	21,928,985	10,716,273

PARTNERS’ CAPITAL (NET ASSET VALUE)
General Partner	855	934
Limited Partners	75,457,682	23,139,258

Total partners’ capital (Net Asset Value)	75,458,537	23,140,192

Total liabilities and partners’ capital	$97,387,522	$33,856,465

See accompanying notes

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2010 (Unaudited)

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Value	% of Partners Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$2,500,000	6/7/2012	Federal Farm Credit Bank, 1.12%	$2,503,125	3.32%
4,400,000	6/14/2012	Federal Farm Credit Bank, 1.11%	4,422,000	5.86%
3,000,000	6/15/2012	Federal Farm Credit Bank, 1.09%	3,003,750	3.98%
3,675,000	7/9/2010	Federal Home Loan Bank Discount Note, 0.05%	3,674,959	4.87%
1,300,000	7/12/2010	Federal Home Loan Bank Discount Note, 0.05%	1,299,978	1.72%
1,000,000	10/19/2011	Federal Home Loan Bank, 1.25%	1,001,880	1.33%
2,330,000	12/9/2011	Federal Home Loan Bank, 1.05%	2,332,190	3.09%
1,840,000	4/5/2012	Federal Home Loan Bank, 1.30%	1,840,000	2.44%
2,000,000	4/9/2012	Federal Home Loan Bank, 1.35%	2,000,620	2.65%
1,625,000	11/10/2011	Federal Home Loan Mortgage Corporation, 1.2%	1,628,348	2.16%
5,750,000	3/9/2012	Federal Home Loan Mortgage Corporation, 1.3%	5,758,107	7.63%
250,000	3/22/2012	Federal National Mortgage Association, 1.125%	250,313	0.33%
2,000,000	4/19/2012	Federal National Mortgage Association, 1.4%	2,000,620	2.65%
9,150,000	7/12/2012	Federal National Mortgage Association, 1.05%	9,150,000	12.13%

Total U.S. Government Agency Bonds and Notes (cost - $40,823,483)			40,865,890	54.16%

Corporate Notes
$2,000,000	7/7/2010	American Electric Power Co Disc Note, 0.39%	1,999,852	2.65%
1,015,000	7/28/2010	American Honda Finance Corp Disc Note, 0.18%	1,014,853	1.34%
3,100,000	7/1/2010	Autozone Inc Disc Note, 0.38%	3,099,777	4.11%
3,635,000	7/1/2010	Avery Dennison Corp Disc Note, 0.38%	3,634,963	4.82%
5,800,000	7/1/2010	Bank of America Repo, 0.01%	5,800,000	7.69%
2,210,000	7/8/2010	BNP Paribas Financial Inc Disc Note, 0.25%	2,209,785	2.93%
1,230,000	7/21/2010	Conocophillips Qatar F, 0.20%	1,229,795	1.63%
3,095,000	7/21/2010	Credit Agricole N A Disc Note, 0.32%	3,094,422	4.10%
3,300,000	7/6/2010	Deutsche Telekom Ag Disc Note, 0.51%	3,299,725	4.37%
1,790,000	7/1/2010	Harley Davidson Funding Corp Disc Note, 0.42%	1,789,857	2.37%
1,310,000	7/6/2010	Harley Davidson Funding Corp Disc Note, 0.33%	1,309,916	1.74%
3,000,000	7/16/2010	Metlife Short Term Funding Disc Note, 0.34%	2,999,292	3.97%
832,000	7/15/2010	Old Line Funding LLC Disc Note, 0.32%	831,800	1.10%
3,635,000	7/7/2010	Prudential Funding Corp Disc Note, 0.35%	3,634,753	4.82%
2,015,000	7/26/2010	Societe Generale North America Disc Note, 0.25%	2,014,636	2.67%
3,171,000	7/7/2010	Spectra Energy Captl Disc Note, 0.35%	3,170,784	4.20%
Total Corporate Notes (cost - $41,134,211)			41,134,210	54.51%
Total Investment Securities (cost - $81,957,694)			$82,000,100	108.67%

See accompanying notes

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (CONTINUED)
JUNE 30, 2010 (Unaudited)

	Range of Expiration Dates	Number of Contracts	Value	% of Partners Capital

Long Futures Contracts:
Agriculture	Sept 10 - Dec 10	30	$(4,366)	(0.01)%
Currencies	Sept 10	42	(3,012)	0.00%
Energy	Aug 10	48	(119,975)	(0.16)%
Interest Rates	Sept 10 - Mar 11	545	36,100	0.05%
Metals	Aug 10	7	(2,212)	0.00%
Stock Indices	Jul 10 - Sept 10	72	(220,382)	(0.29)%

Total Long Futures Contracts		744	(313,847)	(0.41)%

Short Futures Contracts:
Agriculture	Oct 10	15	(8,714)	(0.01)%
Currencies	Sept 10	44	(109,171)	(0.14)%
Interest Rates	Sept 10 - Mar 11	73	(395)	0.00%
Metals	Sept 10	2	2,240	0.00%
Stock Indices	Sept 10	1	5,189	0.01%
Treasury Rates	Sept 10	159	(20,393)	(0.03)%

Total Short Futures Contracts		294	(131,244)	(0.17)%

Total Futures Contracts		1,038	$(445,091)	(0.58)%

See accompanying notes

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2009

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

See accompanying notes

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2009

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

See accompanying notes

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 (Unaudited)

	Three Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2010
TRADING (LOSSES)
(Loss) on trading of commodity futures
Realized	$50,706	$(1,785,607)
Change in unrealized	(488,715)	(721,961)
Brokerage commissions	(251,025)	(407,102)
(Loss) from trading futures	(689,034)	(2,914,670)

Gain on trading of securities
Realized	1,127	1,127
Change in unrealized	82,373	73,839
Gain from trading securities	83,500	74,966

Foreign currency translation (losses)	(8,749)	(12,132)

Total trading (losses)	(614,283)	(2,851,836)

NET INVESTMENT INCOME (LOSS)
Income
Interest income	106,542	154,580

Expenses
Management fee (Note 2)	188,762	305,181
Administrative fee (Note 2)	43,887	71,196
Service fees (Note 2)	142,390	247,303
Incentive fees (Note 2)	4,041	4,041
Professional fees	95,971	158,303
Total expenses before operating expense cap	475,051	786,024
Expenses exceeding operating expense cap (Note 2)	(23,612)	(39,582)
Net expenses	451,439	746,442
Net investment loss	(344,897)	(591,862)

NET LOSS	$(959,180)	$(3,443,698)

See accompanying notes

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENT OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
FOR THE SIX MONTHS ENDED JUNE 30, 2010 (Unaudited)

		Limited Partners
	Total	Class A	Class B	Institutional Interests	Special Interests	General Partner

Balances at December 31, 2009	$23,140,192	$13,152,279	$4,824,357	$3,201,544	$1,961,078	$934

Transfers	0	88,415	(97,982)	9,567	-	-

Capital additions	61,186,116	24,196,762	25,884,354	11,105,000	-	-

Capital withdrawals	(5,409,005)	(3,975,128)	(483,451)	(876,614)	(73,812)	-

Net (loss)	(3,443,698)	(1,864,412)	(979,466)	(467,322)	(132,419)	(79)

Offering costs, net of reimbursements	(15,068)	(6,756)	(5,340)	(2,534)	(438)	-

Balances at June 30, 2010	$75,458,537	$31,591,160	$29,142,472	$12,969,641	$1,754,409	$855

See accompanying notes

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

General Description of the Partnership

Altegris QIM Futures Fund, L.P. (“Partnership”) was organized as a Delaware limited partnership in June 2009.  The Partnership’s general partner is Altegris Portfolio Management, Inc. (d/b/a Altegris Funds) (“General Partner”).  The Partnership speculatively trades commodity futures contracts, and may trade options on futures contracts, forward contracts and other commodity interests.  The objective of the Partnership’s business is appreciation of its assets.  It is subject to the regulations of the Commodity Futures Trading Commission (the “CFTC”), an agency of the United States (“U.S.”) Government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges and Futures Commission Merchants (brokers) through which the Partnership trades.

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

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Cash and cash equivalents includes cash and other highly liquid investments with financial institutions with maturity dates of 90 days or less.

Basis of Accounting

Security transactions are recorded on the trade date.  Realized gains and losses from security transactions are determined using the identified cost method.  Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations.  Brokerage commissions and other trading fees are reflected as an adjustment to cost or proceeds at the time of the transaction.  Interest income is recorded on the accrual basis.

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

ALTEGRIS QIM FUTURES FUND, L.P.
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

Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Partnership has the ability to access. Valuation adjustments and blockage discounts are not applied to Level 1 assets and liabilities. Because valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these assets and liabilities does not entail a significant degree of judgment.

Level 2 - Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The availability of valuation techniques and observable inputs can vary among assets and liabilities and is affected by a wide variety of factors, including the type of asset or liability, whether the asset or liability is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the asset or liability existed. Accordingly, the degree of judgment exercised by the Partnership in determining fair value is greatest for assets and liabilities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement falls in its entirety is determined by the lowest level input that is significant to the fair value measurement.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value (continued)

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Partnership’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Partnership uses prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many assets and liabilities. This condition could cause an asset or liability to be reclassified to a lower level within the fair value hierarchy.

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

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value (continued)

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of June 30, 2010 and December 31, 2009:

June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2010)

Assets

Futures Contracts	$(445,091)	$-	$-	$(445,091)

U.S. Government agency obligations	40,865,890	-	-	40,865,890

Corporate notes	-	41,134,210	-	41,134,210

Total Assets	$40,420,799	$41,134,210	$-	$81,555,009

December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2010)

Assets

Futures Contracts	$276,870	$-	$-	$276,870

U.S. Government agency obligations	9,073,313	-	-	9,073,313

Corporate notes	-	17,081,305	-	17,081,305

Total Assets	$9,350,183	$17,081,305	$-	$26,431,488

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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

The Partnership consists of the General Partner’s Interest, Special Interests, Class A Interests, Class B Interests and Institutional Interests (collectively referred to as “Interests”).  Class A Interests, Class B Interests and Institutional Interests were first issued by the Partnership on October 1, 2009.  Income or loss (prior to management fees, administrative fees, service fees and incentive fees) are allocated pro rata among the partners based on their respective capital accounts as of the end of each month in which the items accrue pursuant to the terms of the Partnership’s agreement of limited partnership, as may be amended and restated from time to time (the “Agreement”).  Special Interests, Class A Interests, Class B Interests and Institutional Interests are then charged with their applicable management fee, administrative fee, service fee and incentive fee in accordance with the Agreement.

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

Organizational Costs

The General Partner has incurred all expenses in connection with the initial organization of the Partnership.  The General Partner will bill the Partnership in monthly installments for such expenses over a sixty month period beginning in the thirteenth month after the Partnership commenced operations.  If the Partnership were to cease operations prior to the end of the sixty month period, the Partnership would not be obligated to pay the General Partner for the unbilled costs.

Offering Costs

Offering costs incurred in connection with the ongoing offering of the Partnership’s interests are borne by the Partnership.  These costs include, but are not limited to, legal fees pertaining to updating the Partnership’s offering documents and materials, accounting and printing costs.  These costs are charged to partners’ capital as incurred.

ALTEGRIS QIM FUTURES FUND, L.P.
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

The following presents the fair value of derivative contracts at June 30, 2010 and December 31, 2009.  The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position.  Fair value is presented on a gross basis in the table below even though the derivative contracts qualify for net presentation in the statement of financial condition.

		June 30, 2010
Type of Futures Contract	Asset Derivatives Fair Value		Liability Derivatives Fair Value	Net Fair Value

Agricultural	$17,715		$(30,795)	(13,080)

Currencies	33,459		(145,642)	(112,183)

Energy	24		(119,999)	(119;,75)

Interest Rates	59,420		(23,715)	35,705

Metals	4,.035		(4,007)	28

Stock Indices	5,728		(220,921)	(215,193)

Treasury Rates	4,774		(25,167)	(20,393)

	$125,155		$(570,246)	$(445,091)

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Financial Derivative Instruments (continued)

		December 31, 2009
Type of Futures Contract	Asset Derivatives Fair Value		Liability Derivatives Fair Value	Net Fair Value

Agricultural	$62,140		$(8,051)	54,089

Currencies	171,139		(39,513)	131,626

Energy	446		(34,006)	(34,360)

Interest Rates	114,154		(9,866)	104,288

Metals	14,261		(62,709)	(48,448)

Stock Indices	9,051		(93,876)	(84,825)

Treasury Rates	162,308		(7,808)	154,500

	$533,499		$(256,629)	$276,870

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Derivative Instruments (continued)

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three months and six months ended June 30, 2010.  The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the statement of operations.

	Three Months Ended June 30, 2010
Type of Futures Contract	Realized	Change in Unrealized	Number of Contracts Closed

Agricultural	$(67,087)	$(33,118)	621

Currencies	63,150	(116,398)	1,505

Energy	688,790	(100,631)	690

Interest Rates	241,200	1,681	4,507

Metals	7,663	(12.672)	375

Stock Indices	(1,260,687)	(242,814)	4,247

Treasury Rates	377,677	15,237	3,191

	$50,706	$(488,715)	$15,136

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Derivative Instruments (continued)

	Six Months Ended June 30, 2010
Type of Futures Contract	Realized	Change in Unrealized	Number of Contracts Closed

Agricultural	$(492,517)	$(67,169)	1,179

Currencies	189,387	(243,809)	2,969

Energy	217,437	(85,615)	1,054

Interest Rates	142,762	(68,583)	7,749

Metals	(345,432)	48,476	668

Stock Indices	(1,618,914)	(130,368)	6,114

Treasury Rates	121,670	(174,893)	4,861

	$(1,785,607)	$(721,961)	$24,594

The number of contracts closed for futures contracts represents the number of contracts closed during the three months and six months ended June 30, 2010 in the applicable category.

NOTE 2-	AGREEMENTS AND RELATED PARTIES

Advisory Contract

The Partnership’s trading activities are conducted pursuant to an advisory contract with Quantitative Investment Management LLC (QIM) (“Advisor”).  The Partnership pays the Advisor a quarterly incentive fee of 30% of the trading profits (as defined).  However, the quarterly incentive fee is payable only on cumulative profits, calculated separately for each partner’s interest, achieved from commodity trading (as defined).

Brokerage Agreements

Newedge USA, LLC is the Partnership’s commodity broker (the “Clearing Broker”), pursuant to the terms of a brokerage agreement.  The Partnership pays brokerage commissions to the Clearing Broker for clearing trades on its behalf.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 2-	AGREEMENTS AND RELATED PARTIES (CONTINUED)

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

Total management fees earned by the General Partner for the six months ended June 30, 2010 were $305,181.  Such management fees for the three months ended June 30, 2010 were $188,762.  Management fees payable to the General Partner as of June 30, 2010 were $73,075.

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

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 2-	AGREEMENTS AND RELATED PARTIES (CONTINUED)

Related Party

Altegris Investments, Inc. (“Altegris”), an affiliate of the General Partner, is registered as a broker-dealer with the Securities and Exchange Commission and an independent introducing broker registered with the CFTC.  Altegris has entered into a selling agreement with the Partnership whereby it receives 2% per annum as continuing compensation for Class A Interests sold by Altegris that are outstanding at month end.  Altegris, as the Partnership’s introducing broker, also receives a portion of the commodity brokerage commissions paid by the Partnership to the Clearing Broker and interest income retained by the Clearing Broker. For the three months and six months ended June 30, 2010, commissions and continuing compensation received by Altegris amounted to $268,770 and $449,157, respectively.

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

NOTE 3 -	FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKSAND UNCERTAINTIES

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

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 3-	FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND UNCERTAINTIES (CONTINUED)

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

The Partnership also has credit risk because the sole counterparty to all domestic futures contracts is the exchange clearing corporation.  In addition, the Partnership bears the risk of financial failure by the Clearing Broker.

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

NOTE 4-	INDEMNIFICATIONS

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

NOTE 5-	SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were available to be issued.  There are no subsequent events to disclose.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE	6 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three months and six months ended June 30, 2010.  This information has been derived from information presented in the financial statements.

	Three Months Ended June 30, 2010
			Institutional	Special
	Class A	Class B	Interest	Interests

Total return for Limited Partners (4)	(1.81%)	(1.32%)	(1.11%)	(0.95%)

Ratio to average net asset value
Expenses prior to incentive fees (1) (3)	4.07%	2.08%	1.25%	0.62%
Incentive fees (4)	0.01%	0.01%	0.01%	0.00%

Total expenses (5)	4.08%	2.09%	1.26%	0.62%

Net investment income (loss) (1) (2) (3)	(3.43%)	(1.44%)	(0.61%)	0.02%

	Six Months Ended June 30, 2010
			Institutional	Special
	Class A	Class B	Interest	Interests

Total return for Limited Partners (4)	(8.42%)	(7.50%)	(7.11%)	(6.81%)

Ratio to average net asset value
Expenses prior to incentive fees (1) (3)	4.05%	2.08%	1.25%	0.61%
Incentive fees (4)	0.01%	0.01%	0.01%	0.00%

Total expenses (5)	4.06%	2.09%	1.26%	0.61%

Net investment (loss) (1) (2) (3)	(3.48%)	(1.50%)	(0.68%)	(0.07%)

Total return and the ratios to average net asset value are calculated for each class of Limited Partners’ capital taken as a whole. An individual Limited Partner’s total return and ratios may vary from the above returns and ratios due to the timing of their contributions and withdrawals and differing fee structures.

(1)	Includes offering costs, if any.
(2)	Excludes incentive fee.
(3)	Annualized.
(4)	Not annualized.
(5)	Total expenses are net of 0.17% effect (annualized) of voluntary waiver of operating expenses for all interests for both the three months and six months ended June 30, 2010.

PART I – FINANCIAL INFORMATION (continued)

Item 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed.  Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so.  Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading.  A portion of the Partnership’s assets not used for margin and held with the Custodian, are invested in liquid, high quality securities.  Through June 30, 2010 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Three Months Ended June 30, 2010

During the second quarter of 2010, the Partnership incurred net realized and unrealized losses of $614,283 from its trading activities, net of brokerage commissions of $251,025.  The Partnership accrued net expenses of $451,439, including $188,762 in management fees paid to the General Partner, $4,041 in incentive fees, and $238,361 in service and professional fees.  The Partnership earned $106,542 in interest income during the second quarter of 2010.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the second quarter of 2010 is set forth below.

Second Quarter 2010.  The Partnership experienced a loss in April of 2010 amid strong sell-offs in the U.S. equity markets.  Short positions in futures contracts on the U.S. equity markets were profitable even though the month ended with performance down.  The Partnership started the month strongly, spurred by long positions in gold, silver and copper contracts.  The Partnership profited in the agricultural sector during the month, led by its trading of soybeans and sugar contracts, despite ending April negative.  The Partnership experienced a loss in May of 2010.  After beginning the month net short U.S. stock index futures, the Partnership spent the remainder of the month heavily tilted to the long side as the U.S. equity markets declined.  The Partnership also suffered losses in Dax and yen trading despite gains in trading contracts on crude oil, the Euro and U.S. Government bonds.  The Partnership achieved gains in June of 2010 with energy products driving performance during the month.  A short position in crude oil futures benefitted from a decline in crude oil prices and a weaker-than-expected manufacturing report. The Partnership also held a profitable long position in natural gas futures throughout the month.  Stock index futures trading generated positive returns as equity market volatilities retreated.  A positive month in metals trading was primarily attributable to continued increases in the price of gold which again reached an all-time high.

Six Months Ended June 30, 2010

During the six months ended June 30, 2010, the Partnership incurred net realized and unrealized losses of $2,851,836 from its trading activities, net of brokerage commissions of $407,102.  The Partnership accrued net expenses of $746,442, including $305,181 in management fees paid to the General Partner, $4,041 in incentive fees, and $405,606 in service and professional fees.  The Partnership earned $154,580 in interest income during the six months ended June 30, 2010.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the six months ended June 30, 2010 is set forth below.

Second Quarter 2010.  The Partnership experienced a loss in April of 2010 amid strong sell-offs in the U.S. equity markets.  Short positions in futures contracts on the U.S. equity markets were profitable even though the month ended with performance down.  The Partnership started the month strongly, spurred by long positions in gold, silver and copper contracts.  The Partnership profited in the agricultural sector during the month, led by its trading of soybeans and sugar contracts, despite ending April negative.  The Partnership experienced a loss in May of 2010.  After beginning the month net short U.S. stock index futures, the Partnership spent the remainder of the month heavily tilted to the long side as the U.S. equity markets declined.  The Partnership also suffered losses in Dax and yen trading despite gains in trading contracts on crude oil, the Euro and U.S. Government bonds.  The Partnership achieved gains in June of 2010 with energy products driving performance during the month.  A short position in crude oil futures benefitted from a decline in crude oil prices and a weaker-than-expected manufacturing report. The Partnership also held a profitable long position in natural gas futures throughout the month.  Stock index futures trading generated positive returns as equity market volatilities retreated.  A positive month in metals trading was primarily attributable to continued increases in the price of gold which again reached an all-time high.

First Quarter 2010.  In January of 2010 the Partnership’s performance was down with interest rate futures trading proving to be particularly difficult.  The Partnership held a strong, sector-wide, short bias during the first half of the month when prices in 11 out of 12 of the contracts traded rose substantially during the month.  The Partnership also suffered significant losses in Nikkei index futures, Australian dollar, Japanese yen, silver and crude oil contracts.  February saw the Partnership’s performance fall slightly during the month.  The Partnership initially capitalized from its short positions as stock and commodity markets plummeted on troubling news of the Greek budget deficit, however, as the situation stabilized, the Partnership gave back those profits.  Short positions in stock index futures, crude oil and the euro drove returns early in the month.  Performance fell mid-month largely attributable to short positions in the metals, energies and agricultural commodities, particularly in the gold and crude oil markets.  The Partnership suffered through difficult trading early in March of 2010.  Performance began to stabilize during the second half of the month as the Partnership began to eke out positive returns.  Strong end of month performance in Nikkei index futures combined with solid month-long performance in U.S. equities index futures allowed for the sector to be slightly profitable, despite overall negative performance for the month.

Off-Balance Sheet Arrangements

The Partnership does not engage in off-balance sheet arrangements with other entities.

Item 3:   Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4T:   Controls and Procedures

The General Partner, with the participation of the General Partner’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on their evaluation, has concluded that these disclosure controls and procedures are effective.  There were no significant changes in the General Partner’s internal controls with respect to the Partnership or in other factors applicable to the Partnership that could significantly affect these controls subsequent to the date of the evaluation.

PART II – OTHER INFORMATION

Item 1:   Legal Proceedings

None.

Item 1A:  Risk Factors

Not Required.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

(a) The requested information has been previously reported on Form 8-K.

(b) Not applicable.

(c) Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner.  The Partnership may declare additional redemption dates upon notice to the Limited Partners.  The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners.  The following table summarizes the redemptions by Limited Partners during the second calendar quarter of 2010:

Month	Amount Redeemed
April 30, 2010	$283,603
May 31, 2010	$110,056
June 30, 2010	$1,572,840

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

Exhibit Number	Description of Document
3.1	Certificate of Formation of Altegris QIM Futures Fund, L.P.
4.1	Limited Partnership Agreement of Altegris QIM Futures Fund, L.P.
10.1	Agreement with Quantitative Investment Management LLC
10.2	Selling Agency Agreement between Altegris QIM Futures Fund, L.P. and Altegris Investments Inc.

The following exhibits are included herewith.

Exhibit Number	Description of Document
31.01	Rule 13a-14(a)/15d-14(a) Certification
32.01	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 16, 2010

ALTEGRIS QIM FUTURES FUND, L.P.

By:	ALTEGRIS PORTFOLIO MANAGEMENT, INC.
(d/b/a Altegris Funds), its general partner

/s/ Jon C. Sundt
Jon C. Sundt, President (principal executive officer and principal financial officer)