Form 10-Q
period 2010-09-30
Altegris QIM Futures Fund, L.P.
filed 2010-11-15
CIK 1469317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2010

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

PART I – FINANCIAL INFORMATION

Item 1:   Financial Statements.

ALTEGRIS  QIM FUTURES FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2010 (Unaudited) and DECEMBER 31, 2009 (Audited)

	2010	2009
ASSETS
Equity in Newedge USA, LLC account:
Cash	$14,452,236	$3,873,591
Unrealized gain on open commodity futures contracts	424,937	276,870

	14,877,173	4,150,461

Cash and cash equivalents	1,781,005	3,483,898
Investment securities at value
(cost - $89,059,749 and $26,186,051)	89,128,307	26,154,618
Receivable from General Partner (Note 2)	142,556	52,157
Interest receivable	69,358	15,331

Total assets	$105,998,399	$33,856,465

LIABILITIES
Commissions payable	$91,468	$5,448
Management fee payable (Note 2)	98,170	21,856
Administrative fee payable (Note 2)	23,542	5,165
Service fees payable (Note 2)	135,732	22,128
Incentive fees payable	62,049	-
Redemptions payable	1,337,147	-
Subscriptions received in advance	4,701,095	10,628,009
Other liabilities	122,999	33,667

Total liabilities	6,572,202	10,716,273

PARTNERS’ CAPITAL (NET ASSET VALUE)
General Partner	854	934
Limited Partners	99,425,343	23,139,258

Total partners’ capital (Net Asset Value)	99,426,197	23,140,192

Total liabilities and partners’ capital	$105,998,399	$33,856,465

See accompanying notes

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2010 (Unaudited)

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Value	% of Partners Capital
Fixed Income Investments
U.S. Government Agency Bonds and Notes
$4,400,000	6/14/2012	Federal Farm Credit Bank, 1.11%	$4,421,256	4.45%
4,590,000	8/2/2012	Federal Farm Credit Bank, 0.73%	4,601,347	4.63%
2,330,000	6/8/2012	Federal Farm Credit Bank, 0.64%	2,330,298	2.34%
1,000,000	10/19/2011	Federal Home Loan Bank Ser 1, 1.25%	1,000,355	1.01%
1,150,000	8/29/2011	Federal Home Loan Mortgage Corp, 0.31%	1,147,455	1.15%
1,625,000	11/10/2011	Federal Home Loan Mortgage Corporation, 1.2%	1,626,115	1.64%
3,000,000	7/26/2012	Federal Home Loan Mortgage Corporation, 1%	3,004,548	3.02%
3,500,000	7/27/2012	Federal Home Loan Mortgage Corporation, 0.95%	3,501,019	3.52%
3,768,000	3/28/2011	Federal National Mortg Assoc Disc Note, 0.22%	3,764,831	3.79%
5,000,000	7/8/2011	Federal National Mortg Assoc Disc Note, 0.41%	4,991,445	5.02%
275,000	3/31/2011	Federal National Mortg Assoc Disc Note, 0.22%	274,765	0.28%
9,150,000	7/12/2012	Federal National Mortgage Association, 1.05%	9,161,657	9.21%
3,000,000	9/17/2012	Federal National Mortgage Association, 0.75%	3,003,930	3.02%
Total U.S. Government Agency Bonds and Notes (cost - $42,760,463)			42,829,021	43.08%
Corporate Notes
$1,664,000	10/6/2010	Bacardi USA Inc Disc Note, 0.41%	1,663,871	1.67%
4,655,000	10/6/2010	Bancamerica Corp Disc Note, 0.20%	4,654,328	4.68%
4,300,000	10/1/2010	Bank of America Repo, 0.12%	4,300,000	4.32%
4,238,000	10/27/2010	BP Capital Markets PLC Disc Note, 0.37%	4,236,856	4.26%
1,485,000	10/8/2010	Conocophillips Qatar F Disc Note, 0.20%	1,484,752	1.49%
2,398,000	10/1/2010	Dentsply Intl Inc Disc Note, 0.34%	2,397,977	2.41%
4,238,000	10/6/2010	Dexia Delaware LLC Disc Note, 0.34%	4,237,720	4.26%
3,071,000	10/4/2010	Harley-Davidson Funding Disc Note, 0.39%	3,070,805	3.09%
568,000	10/5/2010	Harley-Davidson Funding Disc Note, 0.34%	567,962	0.57%
4,235,000	10/1/2010	Pacific Gas & Electric Disc Note, 0.47%	4,234,624	4.26%
2,538,000	10/6/2010	Prudential Funding Corp Disc Note, 0.33%	2,537,837	2.55%
4,270,000	10/1/2010	Societe Gen No Amer Disc Note, 0.23%	4,269,813	4.29%
4,238,000	10/5/2010	Spectra Energy Captl Disc Note, 0.35%	4,237,794	4.26%
167,000	10/4/2010	Spectra Energy Captl Disc Note, 0.38%	166,988	0.17%
4,238,000	10/1/2010	Volkswagen of America Disc Note, 0.35%	4,237,959	4.26%
Total Corporate Notes (cost - $46,299,286)			46,299,286	46.54%
Total Investment Securities (cost - $89,059,749)			$89,128,307	89.62%

See accompanying notes

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
SEPTEMBER 30, 2010 (Unaudited)

	Range of Expiration Dates	Number of Contracts	Value	% of Partners Capital

Long Futures Contracts:
Agriculture	Nov 10 - Dec 10	25	$34,721	0.03%
Currencies	Dec 10	55	37,823	0.04%
Energy	Nov 10	12	9,091	0.01%
Interest Rates	Dec 10 - Jun 11	356	53,344	0.05%
Metals	Dec 10	11	106,944	0.11%
Stock Indices	Oct 10 - Dec 10	487	302,561	0.30%
Treasury Rates	Dec 10	80	20,772	0.02%

Total Long Futures Contracts		1,026	565,256	0.56%

Short Futures Contracts:
Agriculture	Dec 10 - Mar 11	36	5,725	0.01%
Currencies	Dec 10	93	(239,897)	(0.24)%
Energy	Nov 10	34	80,014	0.08%
Interest Rates	Dec 10 - Jun 11	97	33,011	0.03%
Metals	Dec 10	15	(10,614)	(0.01)%
Stock Indices	Dec 10	3	6,834	0.01%
Treasury Rates	Dec 10	122	(15,392)	(0.02)%

Total Short Futures Contracts		400	(140,319)	(0.14)%

Total Futures Contracts		1,426	$424,937	0.42%

See accompanying notes

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2009

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Value	% of Partners Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$4,150,000	11/4/2011	Federal Farm Credit Bank, 1.24%	$4,142,239	17.90%
1,000,000	10/19/2011	Federal Home Loan Bank, 1.25%	997,810	4.31%
2,330,000	12/9/2011	Federal Home Loan Bank, 1.05%	2,314,715	10.00%
1,625,000	11/10/2011	Federal Home Loan Mortgage Corporation, 1.20%	1,618,549	6.99%
Total U.S. Government Agency Bonds and Notes (cost - $9,104,746)			9,073,313	39.20%

Corporate Notes and Repurchase Agreements
$230,000	1/6/2010	American Honda Finance Corp Disc Note, 0.15%	229,972	0.99%
1,300,000	1/4/2010	Avery Dennison Corp Disc Note, 0.15%	1,299,978	5.62%
4,350,000	1/4/2010	Bank of America Repo, 0.01%	4,350,000	18.80%
909,000	1/4/2010	BMW US Capital Disc Note, 0.30%	908,955	3.93%
680,000	1/12/2010	BNP Paribas Financial Inc Disc Note, 0.14%	679,945	2.94%
445,000	1/13/2010	Chevron Corp Note, 0.07%	445,000	1.92%
1,300,000	1/4/2010	Devon Energy Corp Disc Note, 0.18%	1,299,974	5.62%
910,000	1/11/2010	Dexia Delaware LLC Disc Note, 0.29%	909,795	3.93%
908,000	1/6/2010	Public Svc Co of NC Disc Note, 0.30%	907,947	3.92%
1,700,000	1/4/2010	Societe Generale North America Inc Disc Note, 0.03%	1,699,991	7.35%
423,000	1/4/2010	Spectra Energy Capital Disc Note, 0.13%	422,994	1.83%
910,000	1/8/2010	Toyota Motor Credit Corp Disc Note, 0.15%	909,886	3.93%
909,000	1/5/2010	Vodafone Group PLC Disc Note, 0.23%	908,960	3.93%
515,000	1/4/2010	Volkswagen of America Disc Note, 0.30%	514,974	2.23%
331,000	1/5/2010	Vulcan Materials Co New Disc Note, 0.30%	330,981	1.43%
762,000	1/4/2010	Wellpoint Inc, 0.20%	761,970	3.29%
500,000	1/6/2010	XTO Energy Inc Disc Note, 0.20%	499,983	2.16%
Total Corporate Notes and Repurchase Agreements (cost - $17,081,305)			17,081,305	73.82%

Total Investment Securities (cost - $26,186,051)			$26,154,618	113.02%

See accompanying notes

ALTEGRIS QIM FUTURES FUND, L.P. CONDENSED SCHEDULE OF INVESTMENTS (continued) DECEMBER 31, 2009

	Range of Expiration Dates	Number of Contracts	Value	% of Partners Capital
Long Futures Contracts:
Agriculture	Mar-10	86	$57,412	0.25%
Currencies	Mar-10	54	28,969	0.13%
Energy	Feb-10	22	(34,360)	(0.15)%
Interest Rates	Mar-10	2	2,901	0.01%
Metals	Feb 10 - Mar 10	23	(61,402)	(0.27)%
Stock Indices	Mar-10	78	(19,074)	(0.08)%

Total Long Futures Contracts		265	(25,554)	(0.11)%

Short Futures Contracts:
Agriculture	Mar-10	18	(3,323)	(0.01)%
Currencies	Mar-10	154	102,657	0.44%
Interest Rates	Mar 10 - Sept 10	301	101,387	0.44%
Metals	Mar-10	7	12,954	0.06%
Stock Indices	Jan 10 - Mar 10	13	(65,751)	(0.28)%
Treasury Rates	Mar-10	150	154,500	0.67%

Total Short Futures Contracts		643	302,424	1.32%

Total Futures Contracts		908	$276,870	1.21%

See accompanying notes

ALTEGRIS QIM FUTURES FUND, L.P. STATEMENT OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 (Unaudited)

	Three Months	Nine Months
	Ended	Ended
	September 30, 2010	September 30, 2010
TRADING (LOSSES)
Gain (loss) on trading of commodity futures
Realized	$273,130	$(1,512,477)
Change in unrealized	870,028	148,067
Brokerage commissions	(348,366)	(755,468)

Gain (loss) from trading futures	794,792	(2,119,878)

Gain on trading of securities
Realized	7,853	8,980
Change in unrealized	26,152	99,991

Gain from trading securities	34,005	108,971

Foreign currency translation (losses)	(13,219)	(25,351)

Total trading gains (losses)	815,578	(2,036,258)

NET INVESTMENT INCOME (LOSS)
Income
Interest income	98,669	253,249

Expenses
Management fee (Note 2)	271,486	576,667
Administrative fee (Note 2)	64,831	136,027
Service fees (Note 2)	195,243	442,546
Incentive fees (Note 2)	62,049	66,090
Professional fees	130,644	288,947

Total expenses before operating expense cap	724,253	1,510,277

Expenses exceeding operating expense cap (Note 2)	(32,434)	(72,016)

Net expenses	691,819	1,438,261

Net investment loss	(593,150)	(1,185,012)

NET INCOME (LOSS)	$222,428	$(3,221,270)

See accompanying notes

ALTEGRIS QIM FUTURES FUND, L.P. STATEMENT OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 (Unaudited)

		Limited Partners

				Institutional	Special	General
	Total	Class A	Class B	Interests	Interests	Partner

Balances at December 31, 2009	$23,140,192	$13,152,279	$4,824,357	$3,201,544	$1,961,078	$934

Transfers	0	180,038	(1,004,429)	824,391	-	-

Capital additions	88,858,929	35,897,707	41,266,222	11,695,000	-	-

Capital withdrawals	(9,318,385)	(5,630,126)	(1,180,438)	(1,552,350)	(955,471)	-

Net (loss)	(3,221,270)	(1,902,864)	(802,799)	(393,096)	(122,431)	(80)

Offering costs, net of reimbursements	(33,269)	(14,295)	(13,148)	(5,069)	(757)	-

Balances at September 30, 2010	$99,426,197	$41,682,739	$43,089,765	$13,770,420	$882,419	$854

See accompanying notes

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

General Description of the Partnership

Altegris QIM Futures Fund, L.P. (f/k/a APM – QIM Futures Fund, L.P.) (the “Partnership”) was organized as a Delaware limited partnership in June 2009.  The Partnership’s general partner is Altegris Portfolio Management, Inc. (d/b/a Altegris Funds) (the “General Partner”).  The Partnership speculatively trades commodity futures contracts, and may trade options on futures contracts, forward contracts and other commodity interests.  The objective of the Partnership’s business is appreciation of its assets.  It is subject to the regulations of the Commodity Futures Trading Commission (the “CFTC”), an agency of the United States (“U.S.”) Government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges and Futures Commission Merchants (brokers) through which the Partnership trades.

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

Fair Value (continued)

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of September 30, 2010 and December 31, 2009:

September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2010

Assets

Futures Contracts	$424,937	$-	$-	$424,937

U.S. Government agency obligations	42,829,021	-	-	42,829,021

Corporate notes	-	46,299,286	-	46,299,286

Total Assets	$43,253,958	$46,299,286	$-	$89,553,244

December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2009

Assets

Futures Contracts	$276,870	$-	$-	$276,870

U.S. Government agency obligations	9,073,313	-	-	9,073,313

Corporate notes	-	17,081,305	-	17,081,305

Total Assets	$9,350,183	$17,081,305	$-	$26,431,488

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Organization Costs

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

The following presents the fair value of derivative contracts at September 30, 2010 and December 31, 2009.  The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position.  Fair value is presented on a gross basis in the table below even though the derivative contracts qualify for net presentation in the statement of financial condition.

Type of Futures Contract	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value

Agricultural	$48,913	$(8,467)	40,446

Currencies	46,609	(248,683)	(202,074)

Energy	89,105	-	89,105

Interest Rates	99,349	(12,994)	86,355

Metals	108,835	(12,505)	96,330

Stock Indices	364,439	(55,044)	309,395

Treasury Rates	27,111	(21,731)	5,380

	$784,361	$(359,424)	$424,937

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Derivative Instruments (continued)

		December 31, 2009
Type of Futures Contract	Asset Derivatives Fair Value		Liability Derivatives Fair Value	Net Fair Value

Agricultural	$62,140		$(8,051)	54,089

Currencies	171,139		(39,513)	131,626

Energy	446		(34,006)	(34,360)

Interest Rates	114,154		(9,866)	104,288

Metals	14,261		(62,709)	(48,448)

Stock Indices	9,051		(93,876)	(84,825)

Treasury Rates	162,308		(7,808)	154,500

	$533,499		$(256,629)	$276,870

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Derivative Instruments (continued)

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three months and nine months ended September 30, 2010.  The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the statement of operations.

	Three Months Ended September 30, 2010
Type of Futures Contract	Realized	Change in Unrealized	Number of Contracts Closed

Agricultural	$36,396	$53,526	301

Currencies	(306,854)	(89,891)	1,221

Energy	(143,976)	209,080	576

Interest Rates	1,087,516	50,650	3,953

Metals	166,119	96,302	156

Stock Indices	(766,815)	524,588	2,749

Treasury Rates	200,744	25,773	2,747

	$273,130	$870,028	11,703

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Derivative Instruments (continued)

	Nine Months Ended September 30, 2010
Type of Futures Contract	Realized	Change in Unrealized	Number of Contracts Closed

Agricultural	$(456,121)	$(13,643)	1,480

Currencies	(117,467)	(333,700)	4,190

Energy	73,461	123,465	1,630

Interest Rates	1,230,278	(17,933)	11,702

Metals	(179,313)	144,778	824

Stock Indices	(2,385,729)	394,220	8,863

Treasury Rates	322,414	(149,120)	7,608

	$(1,512,477)	$(148,067)	36,297

The number of contracts closed for futures contracts represents the number of contracts closed during the three months and six months ended September 30, 2010 in the applicable category.

NOTE 2-	AGREEMENTS AND RELATED PARTIES

Advisory Contract

The Partnership’s trading activities are conducted pursuant to an advisory contract with Quantitative Investment Management LLC (QIM) (the “Advisor”).  The Partnership pays the Advisor a quarterly incentive fee of 30% of the trading profits (as defined).  However, the quarterly incentive fee is payable only on cumulative profits, calculated separately for each partner’s interest, achieved from commodity trading (as defined).

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

Total management fees earned by the General Partner for the nine months ended September 30, 2010 were $576,667.  Such management fees for the three months ended September 30, 2010 were $271,486.  Management fees payable to the General Partner as of September 30, 2010 were $98,170.

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

Related Party

Altegris Investments, Inc. (“Altegris Investments”), an affiliate of the General Partner, is registered as a broker-dealer with the Securities and Exchange Commission and an independent introducing broker registered with the CFTC.  Altegris Investments has entered into a selling agreement with the Partnership whereby it receives 2% per annum as continuing compensation for Class A Interests sold by Altegris Investments that are outstanding at month end.  Altegris Investments, as the Partnership’s introducing broker, also receives a portion of the commodity brokerage commissions paid by the Partnership to the Clearing Broker and interest income retained by the Clearing Broker. For the three months and nine months ended September 30, 2010, commissions and continuing compensation received by Altegris Investments amounted to $403,157 and $852,314, respectively.

The Partnership pays to its clearing brokers and Altegris Investments, at a minimum, brokerage charges at a monthly flat rate of 0.125% (1.5% annually) of the Partnership’s management fee net asset value (as defined).  Brokerage charges may exceed the flat rate described above, depending on commission and trading volume levels, which may vary.

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

The Partnership has cash deposited with Wilmington Trust Company (the “Custodian”).  For cash not held with the Clearing Broker, the Partnership receives cash management services from an affiliate of the Custodian, Wilmington Trust Investment Management (“WTIM”).  The Partnership has a substantial portion of its assets on deposit with WTIM in U.S. Government agency bonds and notes and corporate notes.  Risks arise from investments in bonds and notes due to possible illiquidity and the potential for default by the issuer or counterparty.  Such instruments are also sensitive to changes in interest rates and economic conditions.

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

The following information presents the financial highlights of the Partnership for the three months and nine months ended September 30, 2010.  This information has been derived from information presented in the financial statements.

	Three Months Ended September 30, 2010
			Institutional	Special
	Class A	Class B	Interest	Interests

Total return for Limited Partners (4)	(0.21%)	0.27%	0.57%	0.71%

Ratio to average net asset value
Expenses prior to incentive fees (1) (3)	4.08%	2.06%	1.28%	0.65%
Incentive fees (4)	0.07%	0.09%	0.01%	0.00%

Total expenses (5)	4.15%	2.15%	1.29%	0.65%

Net investment income (loss) (1) (2) (3)	(3.66%)	(1.64%)	(0.85%)	(0.21%)

	Nine Months Ended September 30, 2010
			Institutional	Special
	Class A	Class B	Interest	Interests

Total return for Limited Partners (4)	(8.61%)	(7.25%)	(6.59%)	(6.15%)

Ratio to average net asset value
Expenses prior to incentive fees (1) (3)	4.06%	2.07%	1.26%	0.62%
Incentive fees (4)	0.09%	0.14%	0.02%	0.00%

Total expenses (5)	4.15%	2.21%	1.28%	0.62%

Net investment (loss) (1) (2) (3)	(3.56%)	(1.57%)	(0.75%)	(0.11%)

Total return and the ratios to average net asset value are calculated for each class of Limited Partners’ capital taken as a whole. An individual Limited Partner’s total return and ratios may vary from the above returns and ratios due to the timing of their contributions and withdrawals and differing fee structures.

(1)	Includes offering costs, if any.
(2)	Excludes incentive fee.
(3)	Annualized.
(4)	Not annualized.
(5)	Total expenses are net of 0.18% effect (annualized) of voluntary waiver of operating expenses for all interests for both the three months and six months ended September 30, 2010.

PART I – FINANCIAL INFORMATION (continued)

Item 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed.  Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so.  Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading.  A portion of the Partnership’s assets not used for margin and held with the Custodian, are invested in liquid, high quality securities.  Through September 30, 2010 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Three Months Ended September 30, 2010

During the third quarter of 2010, the Partnership incurred net realized and unrealized gains of $815,578 from its trading activities, net of brokerage commissions of $348,366.  The Partnership accrued net expenses of $691,819, including $271,486 in management fees paid to the General Partner, $62,049 in incentive fees, and $325,887 in service and professional fees.  The Partnership earned $98,669 in interest income during the third quarter of 2010.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the third quarter of 2010 is set forth below.

Third Quarter 2010.  The Partnership experienced a loss in July of 2010 due in large part to euro and Nasdaq and European stock index futures trading.  The Partnership profited from its alternating long and short positions in the Nikkei and US equity index futures.  Other profitable contracts included soybean futures as prices rose dramatically in the month’s final three trading days on increased demand for soybeans. The Partnership achieved a gain in August of 2010 as the Partnership captured substantial gains in the interest rate and energy sectors. The Partnership capitalized on its positions in German interest rate futures as they set all-time price highs during the month with yields at record lows. The Partnership established a short position in crude oil futures as prices dropped on increased inventories.  The Partnership achieved a gain in September of 2010 primarily on long positions in futures contracts on US stock indexes.  Trading in the longer-term US Treasury markets, contributed the bulk of gains in the interest rate sector during the month.

Nine Months Ended September 30, 2010

During the nine months ended September 30, 2010, the Partnership incurred net realized and unrealized losses of $2,036,258 from its trading activities, net of brokerage commissions of $755,468.  The Partnership accrued net expenses of $1,438,261, including $576,667 in management fees paid to the General Partner, $66,090 in incentive fees, and $731,493 in service and professional fees.  The Partnership earned $253,249 in interest income during the nine months ended September 30, 2010.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the nine months ended September 30, 2010 is set forth below.

Third Quarter 2010.  The Partnership experienced a loss in July of 2010 due in large part to euro and Nasdaq and European stock index futures trading.  The Partnership profited from its alternating long and short positions in the Nikkei and US equity index futures.  Other profitable contracts included soybean futures as prices rose dramatically in the month’s final three trading days on increased demand for soybeans. The Partnership achieved a gain in August of 2010 as the Partnership captured substantial gains in the interest rate and energy sectors. The Partnership capitalized on its positions in German interest rate futures as they set all-time price highs during the month with yields at record lows. The Partnership established a short position in crude oil futures as prices dropped on increased inventories.  The Partnership achieved a gain in September of 2010 primarily on long positions in futures contracts on US stock indexes.  Trading in the longer-term US Treasury markets, contributed the bulk of gains in the interest rate sector during the month.

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

Item 3:   Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4:   Controls and Procedures.

The General Partner, with the participation of the General Partner’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on their evaluation, has concluded that these disclosure controls and procedures are effective.  There were no significant changes in the General Partner’s internal controls over financial reporting with respect to the Partnership or in other factors applicable to the Partnership that could significantly affect these controls subsequent to the date of the evaluation.

PART II – OTHER INFORMATION

Item 1:   Legal Proceedings.

None.

Item 1A:  Risk Factors.

Not Required.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds.

(a) The requested information has been previously reported on Form 8-K.

(b) Not applicable.

(c) Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner.  The Partnership may declare additional redemption dates upon notice to the Limited Partners.  The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners.  The following table summarizes the redemptions by Limited Partners during the third calendar quarter of 2010:

Month	Amount Redeemed
July 31, 2010	$1,096,138
August 31, 2010	$1,531,063
September 30, 2010	$1,282,179

Item 3:  Defaults Upon Senior Securities.

(a) None.

(b) None.

Item 4:  (Removed and Reserved).

Item 5:  Other Information.

(a) None.

(b) Not applicable.

Item 6: Exhibits.

The following exhibits are incorporated herein by reference from the exhibits of the same numbers and descriptions filed with the registrant’s Registration Statement on Form 10 (File No. 000-53815) filed on November 2, 2009.

Exhibit Number	Description of Document
3.1	Certificate of Formation of APM – QIM Futures Fund, L.P.
4.1	Limited Partnership Agreement of APM – QIM Futures Fund, L.P.
10.1	Agreement with Quantitative Investment Management LLC
10.2	Selling Agency Agreement between APM – QIM Futures Fund, L.P. and Altegris Investments Inc.

The following exhibits are incorporated herein by reference from the exhibits of the same numbers and descriptions filed with the registrant’s Current Report on Form 8-K (File No. 000-53815) filed on August 5, 2010.

Exhibit Number	Description of Document
3.01	Amendment to the Certificate of Formation of APM – QIM Futures Fund, L.P., changing the registrant’s name to Altegris QIM Futures Fund, L.P.
3.02	First Amended and Restated Agreement of Limited Partnership of Altegris QIM Futures Fund, L.P.

The following exhibits are included herewith.

Exhibit Number	Description of Document
31.01	Rule 13a-14(a)/15d-14(a) Certification
32.01	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 15, 2010

ALTEGRIS QIM FUTURES FUND, L.P.

By:	ALTEGRIS PORTFOLIO MANAGEMENT, INC.
(d/b/a Altegris Funds), its general partner

/s/ Jon C. Sundt
Jon C. Sundt, President (principal executive officer and principal financial officer)