Form 10-K
period 2010-12-31
Altegris QIM Futures Fund, L.P.
filed 2011-03-31
CIK 1469317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer,” “accelerated filed” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Not Applicable.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1: BUSINESS

(a)           General Development of Business

Altegris QIM Futures Fund, L.P. (the “Partnership”) was organized as a Delaware limited partnership in June 2009 and commenced operations following an initial closing on October 1, 2009.  The Partnership is a commodity pool engaged in speculative trading across a broad range of futures contracts and currencies.  The Partnership may in the future trade options on futures contracts and forward contracts (together with futures contracts and currencies, “Commodity Interests”).  Under the Partnership’s Agreement of Limited Partnership (the “Limited Partnership Agreement”), Altegris Portfolio Management, Inc. (d/b/a Altegris Funds), an Arkansas corporation (“Altegris Funds” or the “General Partner”), serves as general partner of the Partnership and has sole responsibility for management and administration of all aspects of the Partnership’s business.  Investors purchasing limited partnership interests (the “Interests”) in the Partnership (“Limited Partners” and together with the General Partner, “Partners”) have no rights to participate in the management of the Partnership.

Altegris Funds is registered with the Commodity Futures Trading Commission (“CFTC”) as a Commodity Pool Operator (“CPO”), and is a member of National Futures Association (“NFA”).   Quantitative Investment Management LLC, a Virginia limited liability company formed in May 2003, acts as the Partnership’s trading advisor (“QIM” or the “Advisor”).  QIM became registered as a Commodity Trading Advisor (“CTA”) in 2004 and a CPO in 2005 and is a member of NFA.  Effective as of December 31, 2010, Altegris Funds became a wholly-owned subsidiary of Genworth Financial, Inc. (“Genworth”).  Genworth became a principal of Altegris Funds and Altegris Futures, L.L.C. (“Altegris Futures”), an affiliate of the General Partner, in January 2011.

Altegris Investments, Inc. (“Altegris”), an affiliate of the General Partner, serves as a selling agent of the Interests and acted as the Partnership’s introducing broker until January 1, 2011, when Altegris Futures replaced Altegris as the Partnership’s introducing broker (“Introducing Broker”).  Altegris Futures is registered with the CFTC as an Introducing Broker.

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

As of February 28, 2011, the aggregate net asset value of the Interests in the Partnership before redemptions was $127,683,106.  The Partnership operates on a calendar fiscal year and has no subsidiaries.

The Partnership offers three “classes” of Interests: Class A, Class B and Institutional Interests (each, a “Class of Interest”).  The Classes of Interests differ from each other only in the fees that they pay and the applicable investment minimums.

(b)           Financial Information About Segments

The Partnership’s business constitutes only one segment for financial reporting purposes — i.e., a speculative “commodity pool.”  The Partnership does not engage in sales of goods or services.  Financial information regarding the Partnership’s business is set forth in the Partnership’s financial statements, included herewith.

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

Markets Traded.  QIM currently trades or monitors over 50 tradable markets in currencies, stock indices, interest rates, energy, grains, softs and metals.  QIM may add or delete markets from this universe of tradable markets in its discretion if QIM’s research demonstrates that such an addition or deletion would enhance the program’s performance.  All markets are futures markets or interbank currency markets.

QIM seeks to profitably trade each of these markets while taking advantage of the diversification available from such a varied universe of futures contracts.  QIM’s trading program often takes opposing long and short positions within the same or related classes of correlated futures, which, taken in conjunction with the effect of diversification across a broad range of contracts, generally results in reduced market exposure than trading a single market with similar leverage.

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

With respect to Partnership assets not held at Newedge USA as described above, but deposited with Wilmington Trust Company (the “Custodian”), the portion not held in checking, money market or other bank accounts (and used to pay Partnership operating expenses) will be invested in liquid, high-quality short-term securities at the direction of the Custodian or its sub-advisor, Wilmington Trust Investment Management, LLC, an affiliate of the Custodian that is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser.  The Partnership’s custody and investment management agreement with the Custodian permits the Custodian to invest in U.S. government and agency securities, other securities or instruments guaranteed by the U.S. government or its agencies, CDs, time deposits, banker’s acceptances, commercial paper and repurchase agreements — subject in each case to specific diversification, credit quality and maturity limitations. The Custodian may use sub-advisers to attempt to increase yield enhancement.  The General Partner may direct that a portion of Partnership assets be deposited with other custodians and retain other sub-advisers for the purpose of attempting to increase yield enhancement via other cash management arrangements.

The percentage of the Partnership’s assets deposited with these firms is also subject to change in the General Partner’s sole discretion.  The Partnership’s assets will not be commingled with the assets of any other person.  Depositing the Partnership’s assets with banks or Newedge USA, or other clearing brokers, as segregated funds is not commingling for these purposes.

The Partnership pays all of its ongoing liabilities, expenses and costs.  Altegris Funds receives a management fee of 0.104% of the month-end net asset value, before deduction for any accrued incentive fees related to the current quarter (the “management fee net asset value”), of all Class A Interests (1.25% per annum), 0.104% of the month-end management fee net asset value of all Class B Interests (1.25% per annum) and 0.0625% of the month-end management fee net asset value of all Institutional Interests (0.75% per annum).  QIM receives a 30% of quarterly trading profits applicable to each Class of Interest.

Each selling agent selling Class A Interests receives 0.166% of the month-end net asset value of the Partnership apportioned to each Class A Interest sold by such selling agent (2% per annum) and may elect to receive 0.0417% of the month-end net asset value apportioned to any Institutional Interest sold by such selling (0.50% per annum).

Newedge USA paid Altegris during 2010 and will pay Altegris Futures from and after January 1, 2011 a portion of the brokerage commissions and transaction fees received from the Partnership as well as a portion of the interest income received on the Partnership’s assets.  Monthly brokerage charges equal to the greater of (A) actual commissions of $9.75 per round-turn (higher for certain exchanges or commodities) multiplied by number of round-turn trades, which amount includes other transaction costs; or (B) an amount equal to 0.125% of the management fee net asset value of all Interest holders’ month-end capital account balances (1.50% annually).  If actual monthly commissions and transaction costs in (A) above are less than the amount in (B) above, the Partnership will pay the difference to the Introducing Broker as payment for brokerage-related services. In any month when the amount in (A) is greater than the amount in (B) above, the Partnership pays only the amount described in (A) above.

The Partnership generally pays its operating expenses as they are incurred.  However, during the first twelve months after the Partnership commenced trading, the General Partner agreed to limit the operating expenses paid by the Partnership to 1/12th of 0.5% of the month-end capital account balances of all Interests for such month.  A fixed administrative fee is charged to Class A and Class B Interests and paid to Altegris Funds equal to 0.0275% of the management fee net asset value of the month-end capital account balance of all such Class A and Class B Interests (0.333% per annum).

(h)           Regulation

 The CFTC has delegated to NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons and “floor brokers” and “floor traders.”  The Commodity Exchange Act requires commodity pool operators such as Altegris Funds, commodity trading advisors such as QIM and commodity brokers or FCMs such as Newedge USA and introducing brokers such as Altegris Futures to be registered and to comply with various reporting and record keeping requirements.  CFTC regulations also require FCMs and certain introducing brokers to maintain a minimum level of net capital.  In addition, the CFTC and certain commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges.  All accounts owned or managed by QIM will be combined for position limit purposes.  QIM could be required to liquidate positions held for the Partnership in order to comply with such limits.  Any such liquidation could result in substantial costs to the Partnership.  In addition, many futures exchanges impose limits beyond which the price of a futures contract may not trade during the course of a trading day, and there is a potential for a futures contract to hit its daily price limit for several days in a row, making it impossible for QIM to liquidate a position and thereby experiencing a dramatic loss.  Currency forward contracts currently are not subject to regulation by any U.S. government agency.

In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long or net short position which any person may hold or control in particular commodities.  Most exchanges also limit the changes in futures contract prices that may occur during a single trading day.  In January 2011, the CFTC proposed a separate position limits regime for 28 so-called “exempt” (i.e. metals and energy) and agricultural futures and options contracts and their economically equivalent swap contracts.  Position limits in spot months are proposed to be 25% of the official estimated deliverable supply of the underlying commodity and in a non-spot month a percentage of the average aggregate 12-month rolling open interest in all months (swaps and futures) for each contract.  The General Partner believes that the proposed limits are sufficiently large that if adopted, they should not restrict the Partnership’s trading strategy.

Currency forward contracts are not currently subject to regulation by any United States (“U.S.”) Government agency.  The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was enacted in July 2010.  The Reform Act includes provisions that comprehensively regulate the over-the-counter derivatives markets for the first time.  The Reform Act will mandate that a substantial portion of over-the-counter derivatives must be executed in regulated markets and submitted for clearing to regulated clearinghouses.  The mandates imposed by the Reform Act may result in the Partnership bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees with respect to any swaps entered into by the Partnership.

The Reform Act also amended the definition of “eligible contract participant,” and the CFTC is interpreting that definition in a such manner that the Partnership may no longer be permitted to engage in forward currency transactions by directly accessing the interbank market.  Rather, when the Reform Act goes into effect in July 2011, the Partnership may be limited to engaging in “retail forex transactions” which could limit the Partnership’s potential forward currency counterparties to futures commission merchants and retail foreign exchange dealers. Limiting on the Partnership’s potential forward currency counterparties in this manner could lead to the Partnership bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.  The “retail forex” markets could also be significantly less liquid than the interbank market.  Moreover, the creditworthiness of the futures commission merchants and retail foreign exchange dealers with which the Partnership may be required to trade could be significantly weaker than the creditworthiness of the financial institutions with which the Partnership currently engages for its forward currency transactions.  Although the impact of requiring the Partnership to conduct forward currency transactions in the “retail” market could be substantial, the full scope is currently unknown and the ultimate effect could also be negligible.

The Partnership has no employees.

Financial Information About Geographic Areas

The Partnership has no operations in foreign countries although it trades on foreign exchanges and other non-U.S. markets.  The Partnership does not engage in sales of goods or services.

ITEM 1A: RISK FACTORS

Not required.

ITEM 1B: UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2: PROPERTIES

The Partnership does not own or use any physical properties in the conduct of its business.  Employees of Altegris, a wholly owned subsidiary of Genworth Financial, Inc. as of December 31, 2010, perform all administrative services for the Partnership from offices at 1202 Bergen Parkway, Suite 212, Evergreen, Colorado 80439 or at 1200 Prospect St., Suite 400, La Jolla, California 92037.

ITEM 3: LEGAL PROCEEDINGS

The Partnership is not aware of any pending legal proceedings to which either the Partnership is a party or to which any of its assets are subject.  The Partnership is not aware of any material legal proceedings involving Altegris Funds or its principals in an adverse position to the Partnership or in which the Partnership has adverse interests.  The Partnership has no subsidiaries.

ITEM 4: (REMOVED AND RESERVED)

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)           Market information

There is no trading market for the Interests, and none is likely to develop.  Interests may be redeemed or transferred subject to the conditions imposed by the Limited Partnership Agreement.

(b)           Holders

As of February 28, 2011 the Partnership had 1,824 holders of Interests.

(c)           Dividends

Altegris Funds has sole discretion in determining what distributions, if any, the Partnership will make to its investors.  To date no distributions or dividends have been paid on the Interests, and Altegris Funds has no present intention to make any.

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

The following table summarizes Limited Partner redemptions during the fourth calendar quarter of 2010:

Month Ended	Amount Redeemed

October 31, 2010	$669,894
November 30, 2010	978,991
December 31, 2010	623,446
Total	$2,272,331

ITEM 6: SELECTED FINANCIAL DATA

Not required.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to “Item 8. Financial Statements and Supplementary Data.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

(a)           Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed.  Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so.  Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading.  A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities.  Through December 31, 2010 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

(c)           Results of Operations

Performance Summary

The Partnership’s success depends primarily upon QIM’s ability to recognize and capitalize on market trends in the sectors of the global commodity futures markets in which it trades.  The Partnership seeks to produce long-term capital appreciation through growth, and not current income.  The past performance of the Partnership is not necessarily indicative of future results.

2010

During 2010, the Partnership achieved net realized and unrealized gains of $275,424 from its trading of commodity futures contracts including brokerage commissions of $1,178,732.  The Partnership accrued net expenses of $2,520,021, including $375,888 in incentive fees, $904,887 in management fees paid to the General Partner, and $1,094,195 in service and professional fees.  The Partnership earned $340,113 in interest income during 2010.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for each quarter during 2010 is set forth below.

Fourth Quarter 2010.   The Partnership achieved a gain in October of 2010 as the Partnership exploited falling US Government debt yields which pushed the US Dollar lower against the Japanese yen. Volatility in gold futures proved to be profitable for the Partnership during the month and soybean futures trading added significantly to the month’s returns.  Trading in silver and natural gas futures also made a meaningful contribution to the gains achieved for the month.  The Partnership experienced a loss in November of 2010 as performance trailed off during the month’s second and third weeks. Corn and sugar futures accounted for the biggest gains in agricultural trading, as sugar hit a 30-year high during the month.  The Partnership later profited from a short position during a sharp sell-off of sugar.   After an excellent start to the month in crude oil futures trading, the Partnership suffered losses as crude oil made significant downward moves mid month. The Partnership experienced a gain in December with trading in stock index futures, interest rates and currencies contributing to profits.  Euro currency trading was profitable as the Partnership moved between long and short positions in the currency.   Futures trading in crude oil, equity indexes and bonds also yielded solid profits to help achieve gains during the month.

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

10

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

(e)           Contractual Obligations

Not required.

(f)           Critical Accounting Estimates

Altegris Funds believes that the Partnership’s most critical accounting estimates relate to the valuation of the Partnership’s assets.  Futures and options on futures contracts are valued using the primary exchange’s closing price.  Forward currency contracts are stated at fair value using spot currency rates provided by Newedge USA, LLC and adjusted for interest rates and other typical adjustment factors. United States government agency securities are generally valued based on quoted prices in active markets.  Corporate notes and repurchase agreements are generally valued at cost given their short duration from the time of purchase.  Security transactions are recorded on the trade date.  Realized gains and losses from security transactions are determined using the identified cost method.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition.  Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period.  Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

The Partnership’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require the use of certain estimates made by the Partnership’s management.  Actual results could differ from those estimates.  Based on the nature of the business and operations of the Partnership, Altegris Funds believes that the estimates utilized in preparing the Partnership’s financial statements are appropriate and reasonable, however actual results could differ from these estimates.  The estimates used do not provide a range of possible results that would require the exercise of subjective judgment.  Altegris Funds further believes that, based on the nature of the business and operations of the Partnership, no other reasonable assumptions relating to the application of the Partnership’s critical accounting estimates other than those currently used would likely result in materially different amounts from those reported.

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

(b)           Management’s Annual Report on Internal Control over Financial Reporting

Altegris Funds, the general partner of the Partnership is responsible for the management of the Partnership.  Management of Altegris Funds (“Management”) is responsible for establishing and maintaining adequate internal control over financial reporting.  The internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Partnership’s internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Partnership’s transactions are being made only in accordance with authorizations of Management and;

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2010.  In making this assessment, Management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2010, the Partnership’s internal control over financial reporting was effective.

(c)           Changes in Internal Control over Financial Reporting

There were no changes in the Partnership’s internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

None.
PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)           Identification of Directors and Executive Officers

(i)           The Partnership has no officers, directors, or employees.  The Partnership’s affairs are managed by Altegris Funds (although it has delegated trading and investment authority to the Advisor and administrative duties to Altegris.  Altegris Funds is owned by Genworth Financial Inc., and its directors and executive officers are Jon C. Sundt, Robert J. Amedeo, Matthew C. Osborne, Richard G. Pfister, Kenneth I. McGuire, and Gurinder S. Ahluwalia.

Jon C. Sundt (age 48) is the President, CEO and a director of Altegris Funds (October 2004 to present), having also served as a Vice President from July 2002 to October 2004.  Mr. Sundt has also been (1) the President, CEO and a director of Altegris Investments, Inc. (Altegris) (July 2002 to present), a current broker-dealer affiliate of Altegris Funds, and formerly an IB and CTA; (2) a manager and the President and CEO of Altegris Advisors, L.L.C. (Advisors), an affiliate of Altegris Funds and an SEC-registered investment adviser (February 2010 to present); (3) a manager and the President and CEO of Altegris Futures, L.L.C. (Altegris Futures), an IB and an affiliate of Altegris Funds (September 2010 to present); (4) a manager and the President and CEO of Altegris Clearing Solutions, L.L.C. (formerly known as Altegris Partners, L.L.C.) (Clearing Solutions), an IB and CTA and an affiliate of Altegris Funds (December 2008 to present); and (5) a manager and the President and CEO of Altegris Services, L.L.C. (Services), an administrative and operations affiliate of Altegris Funds (May 2010 to present).  Mr. Sundt became a principal of Altegris Funds in July 2002.   Mr. Sundt attended the University of California, San Diego.

Robert J. Amedeo (age 56) has served as a director of Altegris Funds since July 2002.  He has also been a Vice President of Altegris Funds (October 2004 to January 2011), and President of Altegris Funds (July 2002 to October 2004), and he currently serves as Executive Vice President (January 2011 to present).  Mr. Amedeo has also been (1) an Executive Vice President and director of Altegris; (2) a manager and Executive Vice President of Advisors (February 2010 to present); (3) a manager and Executive Vice President of Clearing Solutions (December 2008 to present); (4) a manager and Executive Vice President of Services (May 2010 to present); and (5) a manager and Executive Vice President of Altegris Futures (September 2010 to present).  In addition to his responsibilities as an officer and director of Altegris Funds and Altegris, Mr. Amedeo has pursued business development projects for the companies and their affiliates.  Mr. Amedeo is a graduate of Northwestern University and received a Juris Doctor degree from DePaul University. Mr. Amedeo is currently Chairman of the NFA’s CPO/CTA Advisory Committee.

Matthew C. Osborne (age 45) has served as a director of Altegris Funds since July 2002.  He has also served as a Vice President of Altegris Funds (July 2002 to January 2011), and currently serves as Executive Vice President (January 2011 to present).  Mr. Osborne has also been (1) an Executive Vice President, Chief Investment Officer and a director of Altegris (July 2002 to May 2010); (2) a manager and Executive Vice President of Advisors (February 2010 to present); (3) a manager and Executive Vice President of Clearing Solutions (December 2008 to present); (4) a manager and Executive Vice President of Services (February 2010 to present); and (5) a manager and Executive Vice President of Altegris Futures (September 2010 to present).

Richard G. Pfister (age 38) has served as a director of Altegris Funds since October 2004.   He has also served as a Vice President (October 2004 to January 2011) and currently serves as Executive Vice President (January 2011 to present).  Mr. Pfister has also served as (1) an Executive Vice President and director of Altegris

(October 2004 to present); (2) a manager and Executive Vice President of Clearing Solutions (December 2008 to present); and (3) a manager and Executive Vice President of Altegris Futures (September 2010 to present).  Mr. Pfister graduated from the University of San Diego and holds the Chartered Alternative Investments Analyst (CAIA) designation.

Kenneth I. McGuire (age 52) became the Chief Operating Officer of Altegris Funds in May 2010 and is a principal of Altegris Funds (June 2010 to present).  Mr. McGuire also serves as Chief Operating Officer for Advisors (February 2010 to present), and Services (May 2010 to present).  His duties within the Altegris Companies include supervision of personnel in the software development, information technology, fund operations and futures operations businesses of the Altegris Companies. During the past five years, Mr. McGuire was employed by The Bank of New York Mellon, an asset management and securities services company, as a Managing Director (April 2006 to October 2009). Mr. McGuire was employed within BNY Mellon Alternative Investment Services, serving as Product Manager for that unit’s Single Manager Hedge Fund services. Mr. McGuire was a Strategic Advisor with Harvest Technology, a boutique investment technology consultancy (May 2005 to April 2006). Mr. McGuire graduated Magna Cum Laude from Hofstra University with a degree in Computer Science/Mathematics and received his MBA with a concentration in Management from Adelphi University.

Gurinder S. Ahluwalia (age 46) became a Director and principal of Altegris Funds in January 2011.  Mr. Ahluwalia has served as President and CEO of Genworth Financial Wealth Management (GFWM), an investment advisory firm (June 2009 to present), as Co-Chairman of GFWM (July 2008 to June 2009), and as Vice Chairman of AssetMark Investment Services, Inc. (“AssetMark”) (August 2006 to July 2008). GFWM was created by the 2008 combination of two affiliated investment advisory firms: AssetMark and Genworth Financial Asset Management, Inc. (“GFAM”). Mr. Ahluwalia has also served in the capacities as: (i) President, Chairman and a Trustee of Genworth Financial Asset Management Funds, a mutual fund complex (February 2004 to present); (ii) a Trustee of the Genworth Variable Insurance Trust, a mutual fund offered through variable insurance products (July 2008 to present); and (iii) as a Director on the Boards of GFWM (August 2008 to present), GFAM (January 2004 to August 2008), Genworth Financial Trust Company (“GFTC”), an Arizona chartered trust company and custodian (January 2004 to present), Centurion Financial Advisors, Inc. (“CFA”), an investment advisory firm (January 2004 to present), and Centurion Capital Group, Inc., an intermediate holding company for CFA, GFWM and GFTC (January 2004 to present). In addition, Mr. Ahluwalia has since July 2006 served as a Vice President of Genworth, the publicly traded global financial security company and parent company of Altegris Funds and its direct affiliates, as well as the ultimate parent holding company for all other Genworth affiliated companies. Mr. Ahluwalia holds a B.S. in Computer Science from New York University, a B.E. in Electrical Engineering from Cooper Union, and an M.S. in Electrical Engineering from the New Jersey Institute of Technology.

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

None.

(vi)           Promoters and Control Persons

Not Applicable.

(b)           Section 16(a) Beneficial Ownership Reporting Compliance

Altegris Funds, Jon C. Sundt, Robert J. Amedeo, Matthew C. Osborne and Richard G. Pfister each filed initial reports on Form 3 after the Interests became registered under Section 12 of the Securities Exchange Act of 1934.  Gurinder Ahluwalia filed an initial report on Form 3 after being appointed a director of Altegris Funds in January 2011.

(c)           Code of Ethics

The Partnership has no employees, officers or directors and is managed by Altegris Funds.  Altegris Funds has adopted a Code of Ethics that applies to its principal executive officers and certain other persons associated with Altegris Funds.  A copy of this Code of Ethics may be obtained at no charge by written request to Altegris Funds, 1202 Bergen Parkway, Suite 212, Evergreen, Colorado 80439.  Richard G. Pfister will file a Form 5 in April 2011, a late filing.  No subsequent filings on Form 4 or Form 5 have been required as there have been no changes in beneficial ownership of the Partnership that would trigger Form 4 or Form 5 filing requirements during the period.

(d)           Corporate Governance

Not applicable.

ITEM 11: EXECUTIVE COMPENSATION

The Partnership has no officers, directors, or employees.  None of the principals, officers, or employees of Altegris Funds or Altegris receives compensation from the Partnership.  All persons serving in the capacity of officers or executives of Altegris Funds, the General Partner of the Partnership, are compensated by Altegris, a wholly-owned subsidiary of Genworth Financial, Inc. as of December 31, 2010 and/or an affiliate in respect of their respective positions with such entities.  Altegris Funds receives a monthly management fee equal to 1/12 of 1.25% of the management fee net asset value of the month-end capital account balances attributable to Class A and Class B Interests and equal to 1/12 of 0.75% of the management fee net asset value of the month-end capital account balances attributable to Institutional Interests.  Altegris Funds also receives a monthly administrative fee equal to 1/12 of 0.333% of the management fee net asset value of the month-end capital account balances attributable to Class A and Class B Interests.

Altegris receives continuing monthly compensation from the Partnership equal to 1/12 of 2% of the month-end net asset value of Class A Interests sold by Altegris.

During 2010, Altegris received, and from January 1, 2011, Altegris Futures, in its capacity as Introducing Broker to the Partnership, receives compensation for brokerage-related services.  The Partnership will pay monthly brokerage charges equal to the greater of (A) actual commissions of $9.75 per round-turn (higher for certain exchanges or commodities) multiplied by number of round-turn trades, which amount includes other transaction costs; or (B) an amount equal to 0.125% of the management fee net asset value of all Interest holders’ month-end capital account balances (1.50% annually).  If actual monthly commissions and transaction costs in (A) above are less than the amount in (B) above, the Partnership will pay the difference to the Introducing Broker as payment for brokerage-related services.  In any month when the amount in (A) is greater than the amount in (B) above, the Partnership will pay only the amount described in (A) above.

The Partnership has no other compensation arrangements.  There are no compensation plans or arrangements relating to a change in control of the Partnership.  On December 31, 2010 Altegris Funds was acquired by Genworth Financial, Inc. in a transaction reported on Form 8-K on January 6, 2011.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security ownership of certain beneficial owners

Not applicable.

(b)	Security Ownership of Management

The Partnership has no officers or directors.  Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by Altegris Funds, which has delegated discretionary authority over the Partnership’s trading to QIM.  As of February 28, 2011, Altegris Funds’ general partner interest in the Partnership was valued at $870, which constituted approximately 0% of the Partnership’s total assets.  Altegris Funds and the principals of Altegris Funds may purchase Interests.  As of February 28, 2011, the following principals of Altegris Funds owned Interests in the Partnership:

	Value		Percentage***
Name	Direct	Indirect	Direct	Indirect
Altegris Funds Principals as a Group	$45,289	$6,035	0.00036%	0.00004%
Jon C. Sundt*		$906		0.000007%
Robert Amedeo**	$45,289		0.00036%
Richard G. Pfister*		$5,129		0.00004%
* Held via a family trust.
** Held jointly with his spouse.
*** “Percentage” is calculated based on the value of a Limited Partners’ capital account relative to the value of all Limited Partners’ capital accounts.  The value of Interests and percentages are calculated on the basis of estimates of the Partnership’s net asset value as of February 28, 2011, the most recent date for which such estimates are available.  The General Partner does not expect the final value of Interests or percentages to differ materially from what is reported above.

(c)	Changes in Control

None.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Partnership does not engage in any transactions with Altegris Funds or its affiliates other than in respect of the services and payment of fees therefor described above in Item 1.

The Partnership paid to Altegris Funds monthly management fees totaling $904,887 for the year ended December 31, 2010.  The Partnership paid to Altegris Funds administrative fees totaling $213,867 for the year ended December 31, 2010.

The Partnership paid to Altegris monthly continuing compensation of $327,300 for the year ended December 31, 2010.  In addition, Altegris, in its former capacity as the Introducing Broker for the Partnership, received from the Partnership’s clearing broker the following compensation: (i) a portion of the brokerage commissions paid by the Partnership to Newedge USA, and of the interest income earned on Partnership’s assets held at Newedge USA, equal to $380,647 for the year ended December 31, 2010.   Altegris Futures, in its capacity as Introducing Broker, receives from the Partnership, monthly brokerage charges as described in Item 11.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed to the Partnership for professional audit services provided by Spicer Jeffries LLP, the Partnership’s independent registered public accountant, for the audit of the Partnership’s annual financial statements for the years ended December 31, 2010 and 2009.

FEE CATEGORY	2010	2009

Audit Fees	$30,000*	$22,000
Audit-Related Fees	-	-
Tax Fees	7,500	3,000
All Other Fees	-	-

TOTAL FEES	$37,500	$25,000
_______________
* Amount expected to be billed for 2010 services.

Audit Fees consist of fees paid to Spicer Jeffries LLP for (i) the audit of Altegris QIM Futures Fund, L.P.’s annual financial statements included in the annual report on Form 10-K, and review of financial statements included in the quarterly reports on Form 10-Q and filed on Altegris QIM Futures Fund, L.P.’s current reports on Form 8-K; and (ii) services that are normally provided by the Independent Registered Public Accountants in connection with statutory and regulatory filings of registration statements.

Tax Fees consist of fees paid to Spicer Jeffries LLP for professional services rendered in connection with tax compliance and Partnership income tax return filings.

The board of directors of Altegris Funds pre-approves the engagement of the Partnership’s auditor for all services to be provided by the auditor.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2011	Altegris QIM FUTURES FUND, L.P. By: ALTEGRIS PORTFOLIO MANAGEMENT, INC.
By: /s/ Jon C. Sundt Name: Jon C. Sundt Title: Principal Executive and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant and in the capacities and on the date indicated.

Dated: March 31, 2011
By: /s/ Jon C. Sundt Name: Jon C. Sundt Title: Executive Officer, Principal Financial Officer and majority of the board of directors, or equivalent thereof, of Altegris Portfolio Management, Inc.

ALTEGRIS QIM FUTURES FUND, L.P.
FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2010 AND THE PERIOD
OCTOBER 7, 2009 (INCEPTION OF TRADING) TO DECEMBER 31, 2009

ALTEGRIS QIM FUTURES FUND, L.P.

____________
TABLE OF CONTENTS
      _____________

PAGES
Affirmation of the Commodity Pool Operator	1
Independent Auditor’s Report	2
Financial Statements
Statements of Financial Condition	3
Condensed Schedules of Investments	4 - 7
Statements of Operations	8
Statements of Changes in Partners’ Capital (Net Asset Value)	9
Notes to Financial Statements	10 - 25

ALTEGRIS QIM FUTURES FUND, L.P.
AFFIRMATION OF THE COMMODITY POOL OPERATOR
_______________

To the Partners of
Altegris QIM Futures Fund, L.P.
To the best of the knowledge and belief of the undersigned, the information contained in this Annual Report for year ended December 31, 2010 and the period October 7, 2009 (inception of trading) to December 31, 2009 is accurate and complete.

By:	/s/ Robert J. Amedeo
Altegris Portfolio Management, Inc. Commodity Pool Operator for Altegris QIM Futures Fund, L.P. By: Robert J. Amedeo, Vice President

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Altegris QIM Futures Fund, L.P.

We have audited the accompanying statements of financial condition, including the condensed schedules of investments of Altegris QIM Futures Fund, L.P. ("the Partnership") as of December 31, 2010 and December 31, 2009 and the related statements of operations and changes in partners' capital for the year ended December 31, 2010 and the period October 7, 2009 (inception of trading) to December 31, 2009.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Altegris QIM Futures Fund, L.P. as of December 31, 2010 and December 31, 2009 and the results of its operations and changes in partners' capital for the year ended December 31, 2010 and the period October 7, 2009 (inception of trading) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Spicer Jeffries LLP
Greenwood Village, Colorado
March 25, 2011

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2010 and 2009
_______________

	2010	2009
ASSETS
Equity in Newedge USA, LLC account:
Cash	$9,099,413	$3,873,591
Unrealized gain on open commodity futures contracts	634,517	276,870

	9,733,930	4,150,461

Cash and cash equivalents	686,709	3,483,898
Investment securities at value
(cost - $115,456,903 and $26,186,051)	115,425,545	26,154,618
Receivable from General Partner (Note 2)	142,556	52,157
Interest receivable	101,769	15,331

Total assets	$126,090,509	$33,856,465

LIABILITIES
Commissions payable	$92,817	$5,448
Management fee payable (Note 2)	115,629	21,856
Administrative fee payable (Note 2)	27,122	5,165
Service fees payable (Note 2)	85,957	22,128
Incentive fees payable (Note 2)	309,798	0
Redemptions payable	666,997	0
Subscriptions received in advance	3,785,720	10,628,009
Other liabilities	142,573	33,667

Total liabilities	5,226,613	10,716,273

PARTNERS’ CAPITAL (NET ASSET VALUE)
General Partner	864	934
Limited Partners	120,863,032	23,139,258

Total partners’ capital (Net Asset Value)	120,863,896	23,140,192

Total liabilities and partners’ capital	$126,090,509	$33,856,465

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULES OF INVESTMENTS
DECEMBER 31, 2010
_______________
INVESTMENT SECURITIES

Face Value	Maturity Date	Description	Value	% of Partners Capital

Fixed Income Investments
U.S. Government Agency Bonds and Notes
$2,330,000	6/8/2012	Federal Farm Credit Bank, 0.64%	$2,330,061	1.93%
4,400,000	6/14/2012	Federal Farm Credit Bank, 1.11%	4,415,202	3.65%
4,590,000	8/2/2012	Federal Farm Credit Bank, 0.73%	4,600,975	3.81%
2,500,000	10/4/2012	Federal Farm Credit Bank, 0.60%	2,499,243	2.07%
2,500,000	11/9/2012	Federal Farm Credit Bank, 0.50%	2,488,805	2.06%
1,000,000	4/26/2012	Federal Farm Credit Bank Discount Note, 0.375%	999,458	0.83%
4,000,000	12/30/2011	Federal Home Loan Bank, 0.50%	4,000,000	3.31%
2,250,000	8/23/2012	Federal Home Loan Bank, 0.50%	2,247,428	1.86%
1,800,000	10/18/2012	Federal Home Loan Bank, 0.625%	1,796,576	1.49%
2,500,000	11/15/2012	Federal Home Loan Bank, 0.625%	2,489,710	2.06%
3,000,000	7/26/2012	Federal Home Loan Mortgage Corporation, 1.00%	3,000,942	2.48%
1,492,000	7/8/2011	Federal National Mortg Assoc Disc Note, 0.41%	1,490,612	1.23%
9,150,000	7/12/2012	Federal National Mortgage Association, 1.05%	9,151,034	7.57%
3,000,000	9/17/2012	Federal National Mortgage Association, 0.75%	3,001,920	2.48%
4,750,000	11/1/2012	Federal National Mortgage Association, 0.55%	4,734,676	3.92%
3,000,000	11/9/2012	Federal National Mortgage Association, 0.625%	2,991,786	2.48%
4,000,000	12/13/2012	Federal National Mortgage Association, 0.80%	3,986,444	3.30%
Total U.S. Government Agency Bonds and Notes (cost - $56,256,230)			56,224,872	46.53%
Corporate Notes and Repurchase Agreements
$2,600,000	1/3/2011	Atmos Energy Corp Disc Note, 0.28%	$2,599,899	2.15%
4,600,000	1/3/2011	Autozone Inc Disc Note, 0.32%	4,599,755	3.81%
1,002,000	1/7/2011	Autozone Inc Disc Note, 0.30%	1,001,942	0.83%
5,600,000	1/5/2011	Avery Dennison Corp Disc Note, 0.30%	5,599,673	4.63%
1,475,000	1/3/2011	Bank of America Repo, 0.07%	1,475,000	1.22%
5,620,000	1/4/2011	Barclays US Funding Corp Disc Note, 0.23%	5,618,995	4.65%
430,000	1/20/2011	Conocophillips Qatar F Disc Note, 0.26%	429,907	0.36%
5,600,000	1/12/2011	Credit Agricole N A Disc Note, 0.28%	5,599,401	4.63%
2,324,000	1/3/2011	Dentsply Intl Inc, 0.32%	2,323,938	1.92%
5,600,000	1/5/2011	Dexia Delaware Llc Disc Note, 0.34%	5,599,630	4.63%
5,600,000	1/7/2011	Nissan Mtr Accp CP Disc Note, 0.38%	5,599,079	4.63%
1,902,000	1/3/2011	Pacificorp Disc Note, 0.30%	1,901,952	1.57%
2,220,000	1/12/2011	Philip Morris Intl Inc Disc Note, 0.21%	2,219,650	1.84%
5,600,000	1/5/2011	Prudential Funding Corp Disc Note, 0.30%	5,599,673	4.63%
23,000	1/3/2011	Societe Generale North America Inc Disc, 0.10%	23,000	0.02%
2,800,000	1/12/2011	Societe Generale North America Inc Disc, 0.27%	2,799,711	2.32%
2,410,000	1/3/2011	Spectra Energy Captl Disc Note, 0.38%	2,409,827	1.99%
3,000,000	1/5/2011	Spectra Energy Captl Disc Note, 0.35%	2,999,796	2.48%
800,000	1/11/2011	Svenska Handlsbn S Bank Disc Note, 0.24%	799,845	0.66%
Total Corporate Notes and Repurchase Agreements (cost - $59,200,673)			59,200,673	48.97%

Total Investment Securities (cost - $115,456,903)			$115,425,545	95.50%
See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULES OF INVESTMENTS (continued)
DECEMBER 31, 2010
_______________

	Range of Expiration Dates	Number of Contracts	Value	% of Partners Capital

Long Futures Contracts:
Agriculture	Mar-11	4	$20,269	0.02%
Currencies	Mar-11	338	726,140	0.60%
Energy	Feb-11	113	291,558	0.24%
Interest Rates	Mar 11 - Jun 11	174	186,254	0.15%
Stock Indices	Jan 11 - Mar 11	210	4,347	0.00%
Treasury Rates	Mar-11	243	242,433	0.20%

Total Long Futures Contracts		1,082	1,471,001	1.21%

Short Futures Contracts:
Agriculture	Feb 11 - Mar 11	147	(272,128)	(0.23)%
Currencies	Mar-11	37	(70,338)	(0.06)%
Energy	Jan-11	5	(17,784)	(0.01)%
Interest Rates	Mar-11	68	(9,665)	(0.01)%
Metals	Feb 11 - Mar 11	56	(476,603)	(0.39)%
Stock Indices	Mar-11	146	18,347	0.02%
Treasury Rates	Mar-11	13	(8,313)	(0.01)%

Total Short Futures Contracts		472	(836,484)	(0.69)%

Total Futures Contracts		1,554	$634,517	0.52%

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULES OF INVESTMENTS
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

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULES OF INVESTMENTS (continued)
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

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2010 AND THE PERIOD
OCTOBER 7, 2009 (INCEPTION OF TRADING) TO DECEMBER 31, 2009
_______________

	2010	2009
TRADING GAINS (LOSSES)
Gain (loss) on trading of commodity futures
Realized	$1,070,005	$(1,076,811)
Change in unrealized	357,647	276,870
Brokerage commissions	(1,178,732)	(65,454)

Gain (loss) from trading futures	248,920	(865,395)

Gain (loss) on trading of securities
Realized	53,498	113
Change in unrealized	75	(31,433)

Gain (loss) from trading securities	53,573	(31,320)

Foreign currency translation gains (losses)	(27,069)	1,507

Total trading gains (losses)	275,424	(895,208)

NET INVESTMENT INCOME (LOSS)
Income
Interest income	340,113	16,661

Expenses
Management fee (Note 2)	904,887	43,291
Administrative fee (Note 2)	213,867	10,149
Service fees (Note 2)	682,404	46,393
Incentive fees	375,888	0
Organization and initial offering expenses	3,200	0
Professional fees	411,791	37,399

Total expenses before operating expense cap	2,592,037	137,232

Expenses exceeding operating expense cap (Note 2)	(72,016)	(25,509)

Net expenses	2,520,021	111,723

Net investment loss	(2,179,908)	(95,062)

NET (LOSS)	$(1,904,484)	$(990,270)

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
FOR THE YEAR ENDED DECEMBER 31, 2010 AND FOR THE PERIOD
OCTOBER 7, 2009 (INCEPTION OF TRADING) TO DECEMBER 31, 2009
_______________

		Limited Partners
				Institutional	Special	General
	Total	Class A	Class B	Interests	Interests	Partner

Balances at October 7, 2009 (Inception of Trading)	$0	$0	$0	$0	$0	$0

Capital additions	24,539,534	13,735,554	4,966,980	3,336,000	2,500,000	1,000

Capital withdrawals	(400,000)	0	0	0	(400,000)	0

Net (loss)	(963,622)	(562,894)	(135,336)	(129,555)	(135,773)	(64)

Offering costs	(35,720)	(20,381)	(7,287)	(4,901)	(3,149)	(2)

Balances at December 31, 2009	$23,140,192	$13,152,279	$4,824,357	$3,201,544	$1,961,078	$934

Transfers	0	246,464	(1,070,855)	824,391	0	0

Capital additions	111,271,822	45,233,746	47,112,814	18,925,262	0	0

Capital withdrawals	(11,590,716)	(6,208,905)	(2,260,258)	(2,166,082)	(955,471)	0

Net (loss)	(1,904,484)	(1,485,684)	(166,324)	(147,662)	(104,744)	(70)

Offering costs	(52,918)	(22,581)	(21,146)	(8,285)	(906)	0

Balances at December 31, 2010	$120,863,896	$50,915,319	$48,418,588	$20,629,168	$899,957	$864

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
_______________

NOTE 1 -                      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

General Description of the Partnership

Altegris QIM Futures Fund, L.P. (“Partnership”) (formerly APM – QIM Futures Fund, L.P.) was organized as a Delaware limited partnership in June 2009.  The Partnership’s general partner is Altegris Portfolio Management, Inc. (d/b/a Altegris Funds) (“General Partner”).  The Partnership speculatively trades commodity futures contracts, and may trade options on futures contracts, forward contracts and other commodity interests.  The objective of the Partnership’s business is appreciation of its assets.  It is subject to the regulations of the Commodity Futures Trading Commission (the “CFTC”), an agency of the United States (“U.S.”) Government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges and Futures Commission Merchants (brokers) through which the Partnership trades.

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

Cash and Cash Equivalents

Cash and cash equivalents includes cash and other highly liquid investments with financial institutions with original maturity dates of 90 days or less.

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

The fair value of corporate bonds is estimated using recently executed transactions, market price quotations (where observable), bond spreads or credit default swap spreads. The spread data used are for the same maturity as of the bond. If the spread data does not reference the issuer, then data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement.  Corporate bonds are generally categorized in Level 2 of the fair value hierarchy. In instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy.

The industry classifications included in the condensed schedule of investments represent the General Partner’s belief as to the most meaningful presentation of the classification of the Partnership’s investments.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -                      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value (continued)

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of December 31, 2010 and December 31, 2009:

December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2010
Assets
Futures Contracts (1)	$634,517	$-	$-	$634,517
U.S. Government agency obligations	56,224,872	-	-	56,224,872
Corporate notes	-	59,200,673	-	59,200,673
Total Assets	$56,859,389	$59,200,673	$-	$116,060,062

December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2010
Assets
Futures Contracts (1)	$276,870	$-	$-	$276,870
U.S. Government agency obligations	9,073,313	-	-	9,073,313
Corporate notes	-	17,081,305	-	17,081,305
Total Assets	$9,350,183	$17,081,305	$-	$26,431,488

(1)	See Note 1. “Financial Derivative Instruments” for the fair value in each type of contract within this category.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Income Taxes

The Partnership is not subject to federal income taxes; each partner reports his allocable share of income, gain, loss, deductions or credits on its own income tax return.

The Partnership classifies interest and penalties, if any, as interest expense.  The Partnership files U.S. federal and state tax returns.  The 2010 and 2009 tax years remain subject to examination by U.S. federal and most state tax authorities.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (continued)

The Partnership applies the provisions of Codification Topics 740, Income Taxes; and 835, Interest, which prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements.  This accounting standard requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority.  Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current year.  The General Partner has concluded there is no tax expense or interest expense related to uncertainties in income tax positions for the periods ended December 31, 2010 and the 2009.

Organization Costs

The General Partner has incurred all expenses in connection with the initial organization of the Partnership, totaling approximately $64,000.  The General Partner bills the Partnership in monthly installments for such expenses over a sixty month period beginning in the thirteenth month after the Partnership commenced operations. If the Partnership were to cease operations prior to the end of the sixty month period, the Partnership would not be obligated to pay the General Partner for the unbilled costs.

Offering Costs

Offering costs incurred in connection with the ongoing offering of the Partnership’s interests are borne by the Partnership.  These costs include, but are not limited to, legal fees pertaining to updating Partnership’s offering documents and materials, accounting and printing costs.  These costs are charged to partners’ capital as incurred.

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

Financial Derivative Instruments (continued)

The following presents the fair value of derivative contracts at December 31, 2010 and December 31, 2009.  The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position.  Fair value is presented on a gross basis in the table below even though the derivative contracts qualify for net presentation in the statements of financial condition.

December 31, 2010

Type of Futures Contract	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value

Agricultural	$24,502	$(276,362)	$(251,860)

Currencies	726,140	(70,338)	655,802

Energy	291,558	(17,784)	273,774

Interest Rates	187,364	(10,775)	176,589

Metals	-	(476,603)	(476,603)

Stock Indices	151,159	(128,465)	22,694

Treasury Rates	242,433	(8,312)	234,121

	$1,623,156	$(988,639)	$634,517

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Derivative Instruments (continued)

December 31, 2009

Type of Futures Contract	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value

Agricultural	$62,140	$(8,051)	$54,089

Currencies	171,139	(39,513)	131,626

Energy	446	(34,806)	(34,360)

Interest Rates	114,154	(9,866)	104,288

Metals	14,261	(62,709)	(48,448)

Stock Indices	9,051	(93,876)	(84,825)

Treasury Rates	162,308	(7,808)	154,500

	$533,499	$(256,629)	$276,870

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Derivative Instruments (continued)

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the year ended December 31, 2010 and the period October 7, 2009 (inception of trading) to December 31, 2009. The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the statements of operations.

Year Ended December 31, 2010

Type of Futures Contract	Realized	Change in Unrealized	Number of Contracts Closed
Agricultural	$(36,626)	$(305,949)	2,419
Currencies	976,866	524,176	7,239
Energy	(1,035,775)	308,134	3,017
Interests Rates	949,477	72,301	16,789
Metals	(656,665)	(428,155)	1,455
Stock Indices	(206,170)	107,519	13,982
Treasury Rates	1,078,898	79,621	11,709
	$1,070,005	$357,647	56,610

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Derivative Instruments (continued)

Period October 7, 2009 (inception of operations) to December 31, 2009

Type of Futures Contract	Realized	Change in Unrealized	Number of Contracts Closed
Agricultural	$(69,265)	$54,089	225
Currencies	(475,134)	131,626	746
Energy	(48,895)	(34,360)	252
Interests Rates	(234,540)	104,288	1,366
Metals	(63,436)	(48,448)	113
Stock Indices	(192,384)	(84,825)	994
Treasury Rates	6,843	154,500	644
	$(1,076,811)	$276,870	4,340

The number of contracts closed for futures contracts represents the number of contracts closed during the year ended December 31, 2010 and the period October 7, 2009 (inception of trading) to December 31, 2009 in the applicable category.

Recently Issued Accounting Pronouncement

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (ASU 2010-06) entitled Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements.  ASU 2010-06 amends the Fair Value Measurements and Disclosures Topic of the Codification to add new disclosure requirements about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3).  It also clarifies existing disclosure requirements relating to the levels of disaggregation for fair value measurement and inputs and valuation techniques used to measure fair value.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of ASU 2010-06 did not have a material impact on the Partnership’s financial statements.

ALTEGRIS QIM FUTURES FUND, L.P.
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

General Partner Management Fee

The General Partner receives from the Partnership a monthly management fee equal to 0.104% (1.25% annually) for Class A and Class B, 0.0625% (0.75% annually) for Institutional Interests, and currently 0.0208% (0.25% annually) for Special Interests of the Partnership’s management fee net asset value (as defined).  The General Partner may declare any limited partner of the Partnership (each, a “Limited Partner” and collectively the “Limited Partners”) a “Special Limited Partner” and the management fees or incentive fees charged to any such partner may be different than those charged to other Limited Partners.

Total management fees earned by the General Partner for the year ended December 31, 2010 were $904,887.  Such management fees for the period October 7, 2009 (inception of trading) to December 31, 2009 were $43,291.  Management fees payable to the General Partner as of December 31, 2010 and 2009 were $115,629 and $21,856, respectively.

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

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 2 -                      AGREEMENTS AND RELATED PARTIES (CONTINUED)

Operating Expenses

During the first twelve months after the Partnership commenced trading, the General Partner limited the operating expenses paid by the Partnership (excluding the fixed administrative fee paid by Class A and B Interests) to 0.50% of the average month-end capital account balances of all Interests for such twelve month period (the Operating Expense Cap).  Expenses of $142,556 and $52,157 exceeding the Operating Expense Cap were borne by the General Partner and are reflected in the statements of financial condition as receivable from General Partner at December 31, 2010 and December 31, 2009, respectively.

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

Related Party

Altegris Investments, Inc. (“Altegris”), an affiliate of the General Partner, is registered as a broker-dealer with the Securities and Exchange Commission and an independent introducing broker registered with the CFTC.  Altegris has entered into a selling agreement with the Partnership whereby it receives 2% per annum as continuing compensation for Class A Interests sold by Altegris that are outstanding at month end.  Altegris, as the Partnership’s introducing broker, also receives a portion of the commodity brokerage commissions paid by the Partnership to the Clearing Broker and interest income retained by the Clearing Broker. For the year ended December 31, 2010 and the period October 7, 2009 (inception of trading) to December 31, 2009, commissions and continuing compensation received by Altegris amounted to $1,307,525 and $76,988, respectively.

The Partnership pays to its clearing brokers and Altegris, at a minimum, brokerage charges at a monthly flat rate of 0.125% (1.5% annually) of the Partnership’s management fee net asset value (as defined).  Brokerage charges may exceed the flat rate described above, depending on commission and trading volume levels, which may vary.

ALTEGRIS QIM FUTURES FUND, L.P.
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

ALTEGRIS QIM FUTURES FUND, L.P.
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

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 6 -                      FINANCIAL HIGHLIGHTS
The following information presents the financial highlights of the Partnership for the year ended December 31, 2010 and the period October 7, 2009 (inception of trading) to December 31, 2009.  This information has been derived from information presented in the financial statements.

	Year Ended December 31, 2010
			Institutional	Special
	Class A	Class B	Interest	Interests

Total return for Limited Partners	(7.82%)	(6.01%)	(5.08%)	(4.28%)

Ratio to average net asset value
Expenses prior to incentive fees (1)	4.08%	2.08%	1.26%	0.65%
Incentive fees	0.46%	0.58%	0.33%	0.00%

Total expenses (5)	4.54%	2.66%	1.59%	0.65%

Net investment income (loss) (1) (2)	(3.64%)	(1.65%)	(0.82%)	(0.16%)

	Period October 7, 2009 (inception of trading) to December 31, 2009
			Institutional	Special
	Class A	Class B	Interest	Interests

Total return for Limited Partners (4)	(6.69%)	(6.36%)	(6.08%)	(5.87%)

Ratio to average net asset value
Expenses prior to incentive fees (1) (3)	4.16%	2.19%	1.29%	0.63%

Total expenses (5)	4.16%	2.19%	1.29%	0.63%

Net investment (loss) (1) (2) (3)	(3.75%)	(1.73%)	(0.88%)	(0.29%)

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
(5)
Total expenses are net of 0.13% effect of voluntary waiver of operating expenses for all interests for the year ended December 31, 2010. For the period October 7, 2009 (inception of trading) to December 31, 2009, the effect was 1.29% (annualized).