Form 10-Q
period 2011-03-31
Altegris QIM Futures Fund, L.P.
filed 2011-05-23
CIK 1469317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

PART I – FINANCIAL INFORMATION

Item 1:   Financial Statements.

ALTEGRIS  QIM FUTURES FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2011 (Unaudited) and DECEMBER 31, 2010 (Audited)

	2011	2010
ASSETS
Equity in Newedge USA, LLC account:
Cash	$26,899,089	$9,099,413
Unrealized gain on open commodity futures contracts	3,043,441	634,517

	29,942,530	9,733,930

Cash and cash equivalents	6,243,561	686,709
Investment securities at value
(cost - $104,501,172 and $115,456,903)	104,425,799	115,425,545
Receivable from General Partner (Note 2)	0	142,556
Interest receivable	87,913	101,769

Total assets	$140,699,803	$126,090,509

LIABILITIES
Payable for securities purchased	$4,330,000	$0
Commissions payable	31,440	92,817
Management fee payable (Note 2)	126,928	115,629
Administrative fee payable (Note 2)	29,724	27,122
Service fees payable (Note 2)	92,664	85,957
Incentive fees payable	131,720	309,798
Redemptions payable	1,781,771	666,997
Subscriptions received in advance	5,059,623	3,785,720
Other liabilities	297,034	142,573

Total liabilities	11,880,904	5,226,613

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	863	864
Limited Partners	128,818,036	120,863,032

Total partners' capital (Net Asset Value)	128,818,899	120,863,896

Total liabilities and partners' capital	$140,699,803	$126,090,509

See accompanying notes

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2011 (Unaudited)

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Value	% of Partners Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$4,400,000	6/14/2012	Federal Farm Credit Bank, 1.11%	$4,406,860	3.42%
2,130,000	4/4/2013	Federal Farm Credit Bank, 0.84%	2,124,617	1.65%
4,590,000	8/2/2012	Federal Farm Credit Bank, 0.73%	4,596,913	3.57%
2,500,000	10/4/2012	Federal Farm Credit Bank, 0.60%	2,497,145	1.94%
2,500,000	11/9/2012	Federal Farm Credit Bank, 0.50%	2,488,472	1.93%
3,000,000	1/25/2013	Federal Farm Credit Bank, 0.85%	2,991,786	2.32%
1,000,000	4/26/2012	Federal Farm Credit Bank Discount Note, 0.375%	1,000,038	0.78%
2,250,000	8/23/2012	Federal Home Loan Bank, 0.50%	2,247,331	1.74%
800,000	10/18/2012	Federal Home Loan Bank, 0.625%	797,814	0.62%
2,500,000	11/15/2012	Federal Home Loan Bank, 0.625%	2,489,080	1.93%
2,500,000	3/8/2013	Federal Home Loan Bank, 1.15%	2,502,465	1.94%
2,200,000	4/16/2013	Federal Home Loan Bank, 1.00%	2,192,120	1.70%
5,100,000	4/27/2011	Federal Home Loan Bank Discount Note, 0.06%	5,099,779	3.96%
3,650,000	11/25/2013	Federal Home Loan Mortgage Corporation, 1.00%	3,647,372	2.83%
6,400,000	5/25/2011	Federal National Mortg Assoc Disc Note, 0.09%	6,399,520	4.97%
4,750,000	11/1/2012	Federal National Mortgage Association, 0.55%	4,734,334	3.68%
3,000,000	11/9/2012	Federal National Mortgage Association, 0.625%	2,991,183	2.32%
4,000,000	12/13/2012	Federal National Mortgage Association, 0.80%	3,985,164	3.09%
1,475,000	11/7/2013	Federal National Mortgage Association, 1.00%	1,473,680	1.14%
Total U.S. Government Agency Bonds and Notes (cost - $58,741,046)			58,665,673	45.53%

Corporate Notes
$4,500,000	4/6/2011	American Water Warks Corp Disc Note, 0.32%	4,499,680	3.49%
500,000	4/7/2011	American Water Warks Corp Disc Note, 0.30%	499,971	0.39%
4,500,000	4/6/2011	Avery Dennison Corp Disc Note, 0.30%	4,499,738	3.49%
5,000,000	4/1/2011	BMW US Capital Disc Note, 0.28%	4,999,961	3.88%
4,500,000	4/1/2011	BNP Paribas Disc Note, 0.12%	4,499,985	3.49%
3,250,000	4/29/2011	Bank of Nova Scotia, 0.17%	3,249,545	2.52%
5,310,000	4/13/2011	Credit Agricole N A Disc Note, 0.22%	5,309,319	4.12%
1,500,000	4/1/2011	Dentsply Intl Inc Disc Note, 0.30%	1,499,987	1.16%
450,000	4/5/2011	Dexia Delaware LLC Disc Note, 0.26%	449,984	0.35%
4,500,000	4/6/2011	Dexia Delaware LLC Disc Note, 0.28%	4,499,759	3.49%
1,750,000	4/14/2011	John Deere Disc Note, 0.18%	1,749,755	1.36%
200,000	4/12/2011	John Deere Disc Note, 0.19%	199,970	0.16%
2,903,000	4/1/2011	Kinder Morgan Management Disc Note, 0.30%	2,902,976	2.25%
2,000,000	4/4/2011	Safeway, Inc Disc Note, 0.30%	1,999,900	1.55%
4,900,000	4/6/2011	Spectra Energy Captl Disc Note, 0.33%	4,899,596	3.80%
Total Corporate Notes (cost - $45,760,126)			45,760,126	35.50%

Total Investment Securities (cost - $104,501,172)			$104,425,799	81.03%

See accompanying notes

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
MARCH 31, 2011 (Unaudited)

	Range of Expiration Dates	Number of Contracts	Value	% of Partners Capital

Long Futures Contracts:
Agriculture	May 11 - Jun 11	119	$148,528	0.12%
Currencies	Jun 11	636	599,402	0.47%
Energy	May 11	156	561,075	0.44%
Interest Rates	Jun 11 - Dec 11	28	(7,190)	(0.01)%
Metals	May 11 - Jun 11	83	163,357	0.13%
Stock Indices	Apr 11 - Jun 11	1,271	2,248,733	1.75%
Treasury Rates	Jun 11	47	(23,629)	(0.02)%

Total Long Futures Contracts		2,340	3,690,276	2.88%

Short Futures Contracts:
Agriculture	May 11	24	(43,124)	(0.03)%
Currencies	Jun 11	78	5,027	0.00%
Interest Rates	Jun 11	1,393	664,019	0.52%
Metals	May 11	45	(113,695)	(0.09)%
Stock Indices	Apr 11 - Jun 11	1,104	(1,212,588)	(0.94)%
Treasury Rates	Jun 11	333	53,526	0.04%

Total Short Futures Contracts		2,977	(646,835)	(0.50)%

Total Futures Contracts		5,317	$3,043,441	2.38%

See accompanying notes

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2010

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Value	% of Partners Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$2,330,000	6/8/2012	Federal Farm Credit Bank, 0.64%	$2,330,061	1.93%
4,400,000	6/14/2012	Federal Farm Credit Bank, 1.11%	4,415,202	3.65%
4,590,000	8/2/2012	Federal Farm Credit Bank, 0.73%	4,600,975	3.81%
2,500,000	10/4/2012	Federal Farm Credit Bank, 0.60%	2,499,243	2.07%
2,500,000	11/9/2012	Federal Farm Credit Bank, 0.50%	2,488,805	2.06%
1,000,000	4/26/2012	Federal Farm Credit Bank Discount Note, 0.375%	999,458	0.83%
4,000,000	12/30/2011	Federal Home Loan Bank, 0.50%	4,000,000	3.31%
2,250,000	8/23/2012	Federal Home Loan Bank, 0.50%	2,247,428	1.86%
1,800,000	10/18/2012	Federal Home Loan Bank, 0.625%	1,796,576	1.49%
2,500,000	11/15/2012	Federal Home Loan Bank, 0.625%	2,489,710	2.06%
3,000,000	7/26/2012	Federal Home Loan Mortgage Corporation, 1.00%	3,000,942	2.48%
1,492,000	7/8/2011	Federal National Mort Assoc Disc Note, 0.41%	1,490,612	1.23%
9,150,000	7/12/2012	Federal National Mortgage Association, 1.05%	9,151,034	7.57%
3,000,000	9/17/2012	Federal National Mortgage Association, 0.75%	3,001,920	2.48%
4,750,000	11/1/2012	Federal National Mortgage Association, 0.55%	4,734,676	3.92%
3,000,000	11/9/2012	Federal National Mortgage Association, 0.625%	2,991,786	2.48%
4,000,000	12/13/2012	Federal National Mortgage Association, 0.80%	3,986,444	3.30%
Total U.S. Government Agency Bonds and Notes (cost - $56,256,230)			56,224,872	46.53%

Corporate Notes
$260,000	1/3/2011	Atmos Energy Corp Disc Note, 0.28%	2,599,899	2.15%
4,600,000	1/3/2011	Autozone Inc Disc Note, 0.32%	4,599,755	3.81%
1,002,000	1/7/2011	Autozone Inc Disc Note, 0.30%	1,001,942	0.83%
5,600,000	1/5/2011	Avery Dennison Corp Disc Note, 0.30%	5,599,673	4.63%
1,475,000	1/3/2011	Bank of America Repo, 0.07%	1,475,000	1.22%
5,620,000	1/4/2011	Barclays US Fund Corp Disc Note, 0.23%	5,618,995	4.65%
430,000	1/20/2011	Conocophillips Qatar F Disc Note, 0.26%	429,907	0.36%
5,600,000	1/12/2011	Credit Agricole N A Disc Note, 0.28%	5,599,401	4.63%
2,324,000	1/3/2011	Dentsply Intl Inc, 0.32%	2,323,938	1.92%
5,600,000	1/5/2011	Dexia Delaware LLC Disc Note, 0.34%	5,599,630	4.63%
5,600,000	1/7/2011	Nissan Mtr Accp CP Disc note, 0.21%	5,599,079	4.63%
1,902,000	1/3/2011	Pacificorp Disc Note, 0.30%	1,901,952	1.57%
2,220,000	1/12/2011	Philip Morris Intl Inc Disc Note, 0.21%	2,219,650	1.84%
5,600,000	1/5/2011	Prudential Funding Corp Disc Note, 0.30%	5,599,673	4.63%
23,000	1/3/2011	Societe Generale North America Inc Disc, 0.10%	23,000	0.02%
2,800,000	1/12/2011	Societe Generale North America Inc Disc, 0.27%	2,799,711	2.32%
2,410,000	1/3/2011	Spectra Energy Captl Disc Note, 0.38%	2,409,827	1.99%
3,000,000	1/5/2011	Spectra Energy Captl Disc Note, 0.35%	2,999,796	2.48%
800,000	1/11/2011	Svenska Handlsbn S Bank Disc Note, 0.24%	799,845	0.66%
Total Corporate Notes and Repurchase Agreements (cost - $59,200,673)			59,200,673	48.97%

Total Investment Securities (cost - $115,456,903)			$115,425,545	95.50%

See accompanying notes

ALTEGRIS QIM FUTURES FUND, L.P. CONDENSED SCHEDULE OF INVESTMENTS (continued) DECEMBER 31, 2010

	Range of Expiration Dates	Number of Contracts	Value	% of Partners Capital

Long Futures Contracts:
Agriculture	Mar-11	4	$20,269	0.02%
Currencies	Mar-11	338	726,140	0.60%
Energy	Feb-11	113	291,558	0.24%
Interest Rates	Mar 11 - Jun 11	174	186,254	0.15%
Stock Indices	Jan 11 - Mar 11	210	4,347	0.00%
Treasury Rates	Mar-11	243	242,433	0.20%

Total Long Futures Contracts		1,082	1,471,001	1.21%

Short Futures Contracts:
Agriculture	Feb 11 - Mar 11	147	(272,128)	(0.23)%
Currencies	Mar-11	37	(70,338)	(0.06)%
Energy	Jan-11	5	(17,784)	(0.01)%
Interest Rates	Mar-11	68	(9,665)	(0.01)%
Metals	Feb 11 - Mar 11	56	(476,603)	(0.39)%
Stock Indices	Mar-11	146	18,347	0.02%
Treasury Rates	Mar-11	13	(8,313)	(0.01)%

Total Short Futures Contracts		472	(836,484)	(0.69)%

Total Futures Contracts		1,554	$634,517	0.52%

See accompanying notes

ALTEGRIS QIM FUTURES FUND, L.P. STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (Unaudited)

	2011	2010
TRADING (LOSSES)
Gain (loss) on trading of commodity futures
Realized	$(773,693)	$(1,836,313)
Change in unrealized	2,408,924	(233,246)
Brokerage commissions	(513,387)	(156,077)

Gain (loss) from trading futures	1,121,844	(2,225,636)

Gain (loss) on trading of securities
Realized	27,362	0
Change in unrealized	(44,015)	(8,534)

Loss from trading securities	(16,653)	(8,534)

Foreign currency losses	(17,786)	(3,383)

Total trading gains (losses)	1,087,405	(2,237,553)

NET INVESTMENT INCOME (LOSS)
Income
Interest income	100,230	48,038

Expenses
Management fee (Note 2)	369,880	116,419
Service fees (Note 2)	268,858	104,913
Incentive fees	131,720	0
Professional fees	107,776	62,332
Administrative fee (Note 2)	86,815	27,309
Organization and initial offering expenses	3,200	0
Other expenses	8,267	0

Total expenses before operating expense cap	976,516	310,973

Expenses exceeding operating expense cap (Note 2)	0	(15,970)

Net expenses	976,516	295,003

Net investment loss	(876,286)	(246,965)

NET INCOME (LOSS)	$211,119	$(2,484,518)

See accompanying notes

ALTEGRIS QIM FUTURES FUND, L.P. STATEMENT OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE) FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (Unaudited)

		Limited Partners

				Institutional	Special	General
	Total	Class A	Class B	Interests	Interests	Partner

Balances at December 31, 2010	$120,863,896	$50,915,319	$48,418,588	$20,629,168	$899,957	$864

Transfers	0	(233,083)	0	233,083	0	0

Capital additions	14,103,573	5,752,934	5,245,639	3,105,000	0	0

Capital withdrawals	(6,310,293)	(2,947,413)	(1,536,163)	(1,826,717)	0	0

Net income (loss)	221,119	(77,022)	177,633	103,308	7,201	(1)

Offering costs, net of reimbursements	(49,396)	(20,799)	(19,867)	(8,380)	(350)	0

Balances at March 31, 2011	$128,818,899	$53,389,936	$52,285,830	$22,235,462	$906,808	$863

Balances at December 31, 2009	$23,140,192	$13,152,279	$4,824,357	$3,201,544	$1,961,078	$934

Transfers	0	(9,567)	0	9,567	-	-

Capital additions	30,257,833	13,075,277	11,367,556	5,815,000	-	-

Capital withdrawals	(3,442,507)	(2,473,069)	(364,615)	(531,011)	(73,812)	-

Net (loss)	(2,484,518)	(1,365,768)	(665,534)	(337,340)	(115,813)	(63)

Offering costs, net of reimbursements	(4,549)	(2,238)	(1,372)	(745)	(194)	-

Balances at March 31, 2010	$47,466,451	$22,376,914	$15,160,392	$8,157,015	$1,771,259	$871

See accompanying notes

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

General Description of the Partnership

Altegris QIM Futures Fund, L.P. (“Partnership”) (formerly APM – QIM Futures Fund, L.P.) was organized as a Delaware limited partnership in June 2009.  The Partnership's general partner is Altegris Portfolio Management, Inc. (d/b/a Altegris Funds) ("General Partner").  The Partnership speculatively trades commodity futures contracts, and may trade options on futures contracts, forward contracts and other commodity interests.  The objective of the Partnership’s business is appreciation of its assets.  It is subject to the regulations of the Commodity Futures Trading Commission (the “CFTC”), an agency of the United States (“U.S.”) Government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges and Futures Commission Merchants (brokers) through which the Partnership trades.

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

Fair Value

The Partnership values its investments in accordance with Accounting Standards Codification 820 – Fair Value Measurements (“ASC 820”). Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

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

Fair Value (continued)

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of March 31, 2011 and December 31, 2010:

March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2011

Assets

Futures Contracts(1)	$3,043,441	$-	$-	$3,043,441

U.S. Government agency obligations	58,665,673	-	-	58,665,673

Corporate notes	-	45,760,126	-	45,760,126

Total Assets	$61,709,114	$45,760,126	$-	$107,469,240

December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2010

Assets

Futures Contracts(1)	$634,517	$-	$-	$634,517

U.S. Government agency obligations	56,224,872	-	-	56,224,872

Corporate notes	-	59,200,673	-	59,200,673

Total Assets	$56,859,389	$59,200,673	$-	$116,060,062

(1)  See Note 1. “Financial Derivative Instruments” for the fair value in each type of contract within the category

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
The Partnership classifies interest and penalties, if any, as interest expense.  The Partnership files U.S. federal and state tax returns.  The 2010 tax year remains subject to examination by U.S. federal and most state tax authorities.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (continued)

The Partnership applies the provisions of Codification Topics 740, Income Taxes; and 835, Interest, which prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. This accounting standard requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current year. The General Partner has concluded there is no tax expense or interest expense related to uncertainties in income tax positions for the periods ended March 31, 2011 and March 31, 2010.

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

Financial Derivative Instruments (continued)
The following presents the fair value of derivative contracts at March 31, 2011 and December 31, 2010.  The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position.  Fair value is presented on a gross basis in the table below even though the derivative contracts qualify for net presentation in the statement of financial condition.

	March 31, 2011

	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value

Futures Contacts	$4,691,850	$(1,648,409)	$3,043,441

	December 31, 2010

	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value

Futures Contacts	$1,623,156	$(988,639)	$634,517

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Derivative Instruments (continued)

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three months ended March 31, 2011 and 2010.
The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the statement of operations.

	Three Months Ended March 31, 2011

	Realized	Change in Unrealized	Number of Contracts Closed

Futures Contacts	$(773,693)	$2,408,924	39,919

	Three Months Ended March 31, 2010

	Realized	Change in Unrealized	Number of Contracts Closed

Futures Contacts	$(1,836,313)	$(233,246)	9,458

The number of contracts closed for futures contracts represents the number of contracts closed during the three months ended March 31, 2011 and 2010 in the applicable category.

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

General Partner Management Fee

The General Partner receives from the Partnership a monthly management fee equal to 0.104% (1.25% annually) for Class A and Class B, 0.0625% (0.75% annually) for Institutional Interests, and currently 0.0208% (0.25% annually) for Special Interests of the Partnership's management fee net asset value (as defined). The General Partner may declare any limited partner of the Partnership (each, a “Limited Partner” and collectively the “Limited Partners”) a “Special Limited Partner” and the management fees or incentive fees charged to any such partner may be different than those charged to other Limited Partners.

Total management fees earned by the General Partner for the three months ended March 31, 2011 and 2010 were $369,880 and $116,419, respectively.  Management fees payable to the General Partner as of March 31, 2011 and December 31, 2010 were $126,928 and $115,629, respectively.

Administrative Fee

The General Partner receives from the Partnership a monthly administrative fee equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value (as defined) attributable to Class A and Class B Interests.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 2-	AGREEMENTS AND RELATED PARTIES (CONTINUED)

Operating Expenses

During the first twelve months after the Partnership commenced trading, the General Partner limited the operating expenses paid by the Partnership (excluding the fixed administrative fee paid by Class A and B Interests) to 0.50% of the average month-end capital account balances of all Interests for such twelve month period (the Operating Expense Cap). Expenses of $142,556 exceeding the Operating Expense Cap were borne by the General Partner and are reflected in the statements of financial condition as receivable from General Partner at December 31, 2010.

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

Related Party

Altegris Investments, Inc. (“Altegris”), an affiliate of the General Partner, is registered as a broker-dealer with the Securities and Exchange Commission. Beginning January 1, 2011, Altegris Futures, L.L.C. (“Altegris Futures”), an affiliate of the General Partner and an introducing broker registered with the CFTC, became the Partnership’s introducing broker. Prior to January 1, 2011, Altegris served as the Partnership’s introducing broker.  Altegris has entered into a selling agreement with the Partnership whereby it receives 2% per annum as continuing compensation for Class A Interests sold by Altegris that are outstanding at month end. Altegris Futures, as the Partnership’s introducing broker, receives a portion of the commodity brokerage commissions paid by the Partnership to the Clearing Broker and interest income retained by the Clearing Broker. For the three months ended March 31, 2011, commissions received by Altegris Futures and continuing compensation received by Altegris amounted to $451,324 and for the three months ended March 31, 2010, commissions and continuing compensation received by Altegris amounted to $180,387.

The Partnership pays to its clearing brokers and Altegris Futures, at a minimum, brokerage charges at a monthly flat rate of 0.125% (1.5% annually) of the Partnership’s management fee net asset value (as defined).  Brokerage charges may exceed the flat rate described above, depending on commission and trading volume levels, which may vary.

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

NOTE	6- FINANCIAL HIGHLIGHTS
The following information presents the financial highlights of the Partnership for the three months ended March 31, 2011 and 2010.  This information has been derived from information presented in the financial statements.

	March 31, 2011
			Institutional	Special
	Class A	Class B	Interest	Interests

Total return for Limited Partners (4)	(0.16%)	0.32%	0.49%	0.76%

Ratio to average net asset value
Expenses prior to incentive fees (1) (3)	4.23%	2.16%	1.32%	0.78%
Incentive fees (4)	0.09%	0.10%	0.15%	0.00%

Total expenses	4.32%	2.26%	1.47%	0.78%

Net investment income (loss) (1) (2) (3)	(3.91%)	(1.83%)	(1.00%)	(0.46%)

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE	6 - FINANCIAL HIGHLIGHTS (CONTINUED)

	March 31, 2010
			Institutional	Special
	Class A	Class B	Interest	Interests

Total return for Limited Partners (4)	(6.73%)	(6.27%)	(6.07%)	(5.92%)

Ratio to average net asset value
Expenses prior to incentive fees (1) (3)	4.03%	2.07%	1.24%	0.61%

Total expenses (5)	4.03%	2.07%	1.24%	0.61%

Net investment (loss) (1) (2) (3)	(3.57%)	(1.61%)	(0.78%)	(0.14%)

Total return and the ratios to average net asset value are calculated for each class of Limited Partners’ capital taken as a whole. An individual Limited Partner’s total return and ratios may vary from the above returns and ratios due to the timing of their contributions and withdrawals and differing fee structures.

(1)	Includes offering costs, if any.
(2)	Excludes incentive fee.
(3)	Annualized.
(4)	Not annualized.
(5)	Total expenses are net of 0.18% effect (annualized) of voluntary waiver of operating expenses for all interests for both the three months and six months ended March 31, 2010.

PART I – FINANCIAL INFORMATION (continued)

Item 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed.  Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so.  Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading.  A portion of the Partnership’s assets not used for margin and held with the Custodian, are invested in liquid, high quality securities.  Through March 31, 2011 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Three Months Ended March 31, 2011

During the first quarter of 2011, the Partnership incurred net realized and unrealized gains of $1,087,405 from its trading activities, net of brokerage commissions of $513,387.  The Partnership accrued net expenses of $976,516, including $369,880 in management fees paid to the General Partner, and $376,634  in service and professional fees.  The Partnership earned $100,230 in interest income during the first quarter of 2011.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the first quarter of 2011 is set forth below.

The Partnership experienced a loss in January 2011, as markets reacted strongly to political unrest in Egypt. The Partnership was well positioned to take advantage of movements in the price of futures contracts on the Euro, which secured some gains. An extended short position in futures contracts on Silver also added positively to performance.  The Partnership ended the month down on difficult trading of crude oil futures at the end of the month.  The Partnership achieved a gain in February 2011.  Strong trading in stock index futures and U.S. interest rates drove February performance as unrest in the Middle East increased volatility in world markets.   The Partnership participated on both sides of the market as volatility in the medium and long-term U.S. treasury futures helped to generate profits.  Trading on currency futures was flat for the month, despite significant gains in trading futures contracts on the Euro. The Partnership experienced a loss in March 2011.  The Partnership suffered losses on long positions in Japanese equities and crude oil as news of the earthquake in Japan broke.  The Partnership increased its long positions in futures contracts on Japanese equities as the markets fell, and the subsequent rebound made up for the initial losses. Gains in trading futures contracts on the Euro were offset by losses in futures contracts on the U.S. Treasury markets, as the Partnership ended the month down.

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

(b) Not applicable.

(c) Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner.  The Partnership may declare additional redemption dates upon notice to the Limited Partners.  The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners.  The following table summarizes the redemptions by Limited Partners during the first calendar quarter of 2011:

Month	Amount Redeemed
January 31, 2011	$2,166,266.53
February 28, 2011	$2,451,066.45
March 31, 2011	$1,692,960.59

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

Dated: May 23, 2011

ALTEGRIS QIM FUTURES FUND, L.P.

By:	ALTEGRIS PORTFOLIO MANAGEMENT, INC.
(d/b/a Altegris Funds), its general partner

/s/ Jon C. Sundt
Jon C. Sundt, President (principal executive officer and principal financial officer)