Form 10-Q
period 2011-06-30
Altegris QIM Futures Fund, L.P.
filed 2011-08-15
CIK 1469317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2011

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number:  000-53815

ALTEGRIS QIM FUTURES FUND, L.P.
(Exact name of registrant as specified in its charter)

DELAWARE	27-0473854
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o ALTEGRIS PORTFOLIO MANAGEMENT, INC.
1202 Bergen Parkway, Suite 212
Evergreen, Colorado 80439
(Address of principal executive offices)

(858) 459-7040
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Limited Partnership Interests

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No  [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  [ ] No  [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [ ] No  [X]

PART I – FINANCIAL INFORMATION

Item 1:   Financial Statements

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2011 (Unaudited) and DECEMBER 31, 2010 (Audited)
_______________

	2011	2010
ASSETS
Equity in Newedge USA, LLC account:
Cash	$8,428,646	$9,099,413
Unrealized gain on open commodity futures contracts	148,912	634,517

	8,577,558	9,733,930

Cash and cash equivalents	4,387,660	686,709
Investment securities at value
(cost - $117,035,111 and $115,456,903)	117,067,498	115,425,545
Receivable from General Partner (Note 2)	0	142,556
Interest receivable	43,478	101,769

Total assets	$130,076,194	$126,090,509

LIABILITIES
Commissions payable	$89,449	$92,817
Management fee payable (Note 2)	122,357	115,629
Administrative fee payable (Note 2)	28,148	27,122
Service fees payable (Note 2)	89,297	85,957
Incentive fees payable	0	309,798
Redemptions payable	3,569,171	666,997
Subscriptions received in advance	2,550,145	3,785,720
Other liabilities	115,055	142,573

Total liabilities	6,563,622	5,226,613

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	797	864
Limited Partners	123,511,775	120,863,032

Total partners' capital (Net Asset Value)	123,512,572	120,863,896

Total liabilities and partners' capital	$130,076,194	$126,090,509

See accompanying notes

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2011 (Unaudited)
_______________

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Value	% of Partners Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$4,590,000	8/2/2012	Federal Farm Credit Bank, 0.73%	$4,592,304	3.72%
2,500,000	11/9/2012	Federal Farm Credit Bank, 0.50%	2,500,115	2.02%
2,130,000	4/4/2013	Federal Farm Credit Bank, 0.84%	2,137,785	1.73%
2,000,000	4/25/2013	Federal Farm Credit Bank, 0.72%	2,000,624	1.62%
1,000,000	5/2/2013	Federal Farm Credit Bank, 0.75%	1,004,534	0.81%
15,000,000	11/10/2011	Federal Home Loan Bank, 0.09%	14,999,340	12.14%
4,000,000	11/16/2012	Federal Home Loan Bank, 0.50%	4,004,704	3.24%
2,000,000	5/9/2013	Federal Home Loan Bank, 0.75%	2,001,112	1.62%
500,000	4/29/2013	Federal Home Loan Mortgage Corporation, 0.70%	500,204	0.41%
15,000,000	7/11/2011	Federal National Mortg Assoc Disc Note, 0.01%	14,999,910	12.15%
11,700,000	7/25/2011	Federal National Mortg Assoc Disc Note, 0.01%	11,699,848	9.47%
5,000,000	8/17/2011	Federal National Mortg Assoc Disc Note, 0.01%	4,999,870	4.05%
3,000,000	12/28/2011	Federal National Mortg Assoc Disc Note, 0.01%	2,998,080	2.43%
4,750,000	11/1/2012	Federal National Mortgage Association, 0.55%	4,754,726	3.85%
3,000,000	11/9/2012	Federal National Mortgage Association, 0.625%	3,003,618	2.43%
1,475,000	1/7/2013	Federal National Mortgage Association, 1.00%	1,475,149	1.19%
Total U.S. Government Agency Bonds and Notes (cost - $77,639,536)			77,671,923	62.88%

Corporate Notes
$2,000,000	7/5/2011	Alpine Securitization Corp Disc Note, 0.05%	1,999,986	1.62%
5,781,000	7/1/2011	Cisco Systems, Inc Disc Note, 0.10%	5,780,518	4.68%
2,000,000	7/5/2011	Commerzbank U.S. Finance, Inc Disc Note, 0.13%	1,999,952	1.62%
2,000,000	7/7/2011	Erste Finance LLC Disc Note, 0.16%	1,999,938	1.62%
2,000,000	7/29/2011	ING (US) Funding LLC Disc Note, 0.14%	1,999,767	1.62%
2,000,000	7/25/2011	Liberty Street Fund Corp Disc Note, 0.12%	1,999,833	1.62%
3,000,000	7/28/2011	Manhattan Asset Funding LLC Disc Note, 0.21%	2,999,475	2.43%
3,000,000	7/5/2011	Mizuho Funding LLC Disc Note, 0.19%	2,999,921	2.43%
4,336,000	7/1/2011	Natixis US Funding Corp Disc Note, 0.04%	4,335,995	3.51%
3,500,000	7/29/2011	Norinchukin Bank Disc Note, 0.21%	3,500,000	2.83%
5,781,000	7/1/2011	Societe Generale North America Inc Disc, 0.23%	5,780,229	4.68%
4,000,000	7/7/2011	UBS Finance Disc Note, 0.05%	3,999,961	3.24%
Total Corporate Notes (cost - $39,395,575)			39,395,575	31.90%

Total Investment Securities (cost - $117,035,111)			$117,067,498	94.78%

See accompanying notes

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
JUNE 30, 2011 (Unaudited)
_______________

	Range of Expiration Dates	Number of Contracts	Value	% of Partners Capital

Long Futures Contracts:
Currencies	Sept 11	102	$37,593	0.03%
Energy	Aug 11	2	2,668	0.00%
Interest Rates	Sept 11 - Mar 12	49	(10,984)	(0.01)%
Metals	Sept 11	12	18,773	0.02%
Stock Indices	Jul 11 - Sept 11	163	57,620	0.05%
Treasury Rates	Sept 11	4	(72)	0.00%

Total Long Futures Contracts		332	105,598	0.09%

Short Futures Contracts:
Agriculture	Aug 11 - Dec 11	29	60,099	0.05%
Currencies	Sept 11	38	5,333	0.00%
Energy	Aug 11	38	(72,197)	(0.06)%
Interest Rates	Sept 11 - Mar 12	71	109,112	0.09%
Metals	Aug 11 - Oct 11	17	(4,609)	0.00%
Stock Indices	Jul 11 - Sept 11	111	(221,034)	(0.18)%
Treasury Rates	Sept 11	232	166,610	0.13%

Total Short Futures Contracts		536	43,314	0.03%

Total Futures Contracts		868	$148,912	0.12%

See accompanying notes

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2010 (Audited)
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
DECEMBER 31, 2010 (Audited)
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

See accompanying notes

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (Unaudited)
_______________

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
TRADING (LOSSES)
Gain (loss) on trading of commodity futures
Realized	$(5,737,906)	$50,706	$(6,511,599)	$(1,785,607)
Change in unrealized	(2,894,529)	(488,715)	(485,605)	(721,961)
Brokerage commissions	(492,842)	(251,025)	(1,006,229)	(407,102)

Loss from trading futures	(9,125,277)	(689,034)	(8,003,433)	(2,914,670)

Gain (loss) on trading of securities
Realized	28,696	1,127	56,058	1,127
Change in unrealized	107,760	82,373	63,745	73,839

Gain from trading securities	136,456	83,500	119,803	74,966

Foreign currency losses	(5,933)	(8,749)	(23,719)	(12,132)

Total trading (losses)	(8,994,754)	(614,283)	(7,907,349)	(2,851,836)

NET INVESTMENT INCOME (LOSS)
Income
Interest income	78,440	106,542	178,670	154,580

Expenses
Management fee (Note 2)	377,599	188,762	747,479	305,181
Service fees (Note 2)	262,795	142,390	531,653	247,303
Incentive fees	0	4,041	131,720	4,041
Professional fees	126,927	95,971	234,703	158,303
Administrative fee (Note 2)	87,305	43,887	174,120	71,196
Organization and initial offering expenses	3,200	0	6,400	0
Other expenses	28,538	0	36,805	0

Total expenses before operating expense cap	886,364	475,051	1,862,880	786,024

Expenses exceeding operating expense cap (Note 2)	0	(23,612)	0	(39,582)

Net expenses	886,364	451,439	1,862,880	746,442

Net investment loss	(807,924)	(344,897)	(1,684,210)	(591,862)

NET (LOSS)	$(9,802,678)	$(959,180)	$(9,591,559)	$(3,443,698)

See accompanying notes

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (Unaudited)
_______________

		Limited Partners
				Institutional	Special	General
	Total	Class A	Class B	Interests	Interests	Partner

Balances at December 31, 2010	$120,863,896	$50,915,319	$48,418,588	$20,629,168	$899,957	$864

Transfers	0	(220,990)	(262,792)	483,782	0	0

Capital additions	25,999,200	10,115,311	8,453,222	7,430,667	0	0

Capital withdrawals	(13,682,531)	(7,476,147)	(3,928,995)	(2,277,389)	0	0

Net (loss)	(9,591,559)	(4,277,776)	(3,621,821)	(1,637,607)	(54,288)	(67)

Offering costs, net of reimbursements	(76,434)	(31,909)	(30,601)	(13,392)	(532)	0

Balances at June 30, 2011	$123,512,572	$49,023,808	$49,027,601	$24,615,229	$845,137	$797

Balances at December 31, 2009	$23,140,192	$13,152,279	$4,824,357	$3,201,544	$1,961,078	$934

Transfers	0	88,415	(97,982)	9,567	0	0

Capital additions	61,186,116	24,196,762	25,884,354	11,105,000	0	0

Capital withdrawals	(5,409,005)	(3,975,128)	(483,451)	(876,614)	(73,812)	0

Net (loss)	(3,443,698)	(1,864,412)	(979,466)	(467,322)	(132,419)	(79)

Offering costs, net of reimbursements	(15,068)	(6,756)	(5,340)	(2,534)	(438)	0

Balances at June 30, 2010	$75,458,537	$31,591,160	$29,142,472	$12,969,641	$1,754,409	$855

See accompanying notes

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

General Description of the Partnership

Altegris QIM Futures Fund, L.P. (“Partnership”) (formerly APM – QIM Futures Fund, L.P.) was organized as a Delaware limited partnership in June 2009 and commenced operations on October 1, 2009.  The Partnership’s general partner is Altegris Portfolio Management, Inc. (d/b/a Altegris Funds) (“General Partner”).  The Partnership speculatively trades commodity futures contracts, and may trade options on futures contracts, forward contracts and other commodity interests.  The objective of the Partnership’s business is appreciation of its assets.  It is subject to the regulations of the Commodity Futures Trading Commission (the “CFTC”), an agency of the United States (“U.S.”) Government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges and futures commission merchants (brokers) through which the Partnership trades.

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

Pursuant to the Cash Flows Topic of the ASC, the Partnership qualifies for an exemption from the requirement to provide a statement of cash flows and has elected not to provide a statement of cash flows.

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnote disclosure required under U.S. GAAP.  The financial information included herein is unaudited, however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the financial statements for the interim period.

Cash and Cash Equivalents

Cash and cash equivalents includes cash and other highly liquid investments with financial institutions with original maturity dates of 90 days or less.

Basis of Accounting

Security transactions are recorded on the trade date.  Realized gains and losses from security transactions are determined using the identified cost method.  Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations.  Brokerage commissions and other trading fees are reflected as adjustments to cost or proceeds at the time of the transaction.  Interest income is recorded on the accrual basis.

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

ALTEGRIS QIM FUTURES FUND, L.P
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value (continued)

The Partnership values futures and options on futures contracts at the closing price of the contract’s primary exchange.  The Partnership includes futures and options on futures contracts in Level 1 of the fair value hierarchy.

The fair value of U.S. Government agency bonds and notes is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. Government agency bonds and notes are generally categorized in Levels 1 or 2 of the fair value hierarchy.

The fair value of corporate notes is estimated using recently executed transactions, market price quotations (where observable), bond spreads or credit default swap spreads. The spread data used are for the same maturity as of the note. If the spread data does not reference the issuer, then data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, note, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are generally categorized in Level 2 of the fair value hierarchy. In instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy.

The industry classifications included in the condensed schedule of investments represent the General Partner’s belief as to the most meaningful presentation of the classification of the Partnership’s investments.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value (continued)

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of June 30, 2011 and December 31, 2010:

June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2011
Assets
Futures Contracts	$148,912	$–	$–	$148,912
U.S. Government agency bonds and notes	77,671,923	–	–	71,671,923
Corporate notes	–	39,395,575	–	39,395,575
Total Assets	$77,820,835	$39,395,575	$–	$117,216,410

December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2010
Assets
Futures Contracts	$634,517	$–	$–	$634,517
U.S. Government agency bonds and notes	56,224,872	–	–	56,224,872
Corporate notes	–	59,200,673	–	59,200,673
Total Assets	$56,859,389	$59,200,673	$–	$116,060,062

ALTEGRIS QIM FUTURES FUND, L.P
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

The Partnership applies the provisions of Codification Topics 740, Income Taxes; and 835, Interest, which prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. This accounting standard requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current year. The General Partner has concluded there is no tax expense or interest expense related to uncertainties in income tax positions for the periods ended June 30, 2011 and December 31, 2010.

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

ALTEGRIS QIM FUTURES FUND, L.P
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

The following presents the fair value of derivative contracts at June 30, 2011 and December 31, 2010.  The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position.  Fair value is presented on a gross basis in the table below even though the derivative contracts qualify for net presentation in the statement of financial condition.

June 30, 2011
	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value

Futures Contacts	$459,347	$(310,435)	$148,912

December 31, 2010
	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value

Futures Contracts	$1,623,156	$(988,639)	$634,517

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three and six months ended June 30, 2011 and 2010.

ALTEGRIS QIM FUTURES FUND, L.P
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Derivative Instruments (continued)

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the statement of operations.

Three Months Ended June 30, 2011
	Realized	Change in Unrealized	Number of Contracts Closed

Futures Contracts	$(5,737,906)	$(2,894,529)	32,719

Six Months Ended June 30, 2011
	Realized	Change in Unrealized	Number of Contracts Closed

Futures Contracts	$(6,511,599)	$(485,605)	72,638

Three Months Ended June 30, 2010
	Realized	Change in Unrealized	Number of Contracts Closed

Futures Contracts	$50,706	$(488,715)	15,136

Six Months Ended June 30, 2010
	Realized	Change in Unrealized	Number of Contracts Closed

Futures Contracts	$(1,785,607)	$(721,961)	24,594

The number of contracts closed for futures contracts represents the number of contracts closed during the three and six months ended June 30, 2011 and 2010.

ALTEGRIS QIM FUTURES FUND, L.P
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

General Partner Management Fee

The General Partner receives from the Partnership a monthly management fee equal to 0.104% (1.25% annually) for Class A and Class B Interests, 0.0625% (0.75% annually) for Institutional Interests, and currently 0.0208% (0.25% annually) for Special Interests of the Partnership’s management fee net asset value (as defined). The General Partner may declare any limited partner of the Partnership (each, a “Limited Partner” and collectively the “Limited Partners”) a “Special Limited Partner” and the management fees or incentive fees charged to any such partner may be different than those charged to other Limited Partners.

Total management fees earned by the General Partner for the six months ended June 30, 2011 and 2010 were $747,479 and $305,181, respectively.  Such management fees for the three months ended June 30, 2011 and 2010 were $377,599 and $188,762, respectively. Management fees payable to the General Partner as of June 30, 2011 and December 31, 2010 were $122,357 and $115,629, respectively.

Administrative Fee

The General Partner receives from the Partnership a monthly administrative fee equal to 0.0275% (0.33% annually) of the Partnership’s management fee net asset value (as defined) attributable to Class A and Class B Interests.

Operating Expenses

During the first twelve months after the Partnership commenced trading, the General Partner limited the operating expenses paid by the Partnership (excluding the fixed administrative fee paid by Class A and B Interests) to 0.50% of the average month-end capital account balances of all Interests for such twelve month period (the Operating Expense Cap). Expenses of $142,556 exceeding the Operating Expense Cap were borne by the General Partner and are reflected in the statements of financial condition as receivable from the General Partner at December 31, 2010.

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

ALTEGRIS QIM FUTURES FUND, L.P
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 2 - AGREEMENTS AND RELATED PARTIES (CONTINUED)

Related Party

Altegris Investments, Inc. (“Altegris Investments”), an affiliate of the General Partner, is registered as a broker-dealer with the Securities and Exchange Commission. Beginning January 1, 2011, Altegris Futures, L.L.C. (“Altegris Futures”), an affiliate of the General Partner and an introducing broker registered with the CFTC, became the Partnership’s introducing broker. Prior to January 1, 2011, Altegris Investments served as the Partnership’s introducing broker.  Altegris Investments has entered into a selling agreement with the Partnership whereby it receives 2% per annum as continuing compensation for Class A Interests sold by Altegris Investments that are outstanding at month end. Altegris Futures, as the Partnership’s introducing broker, receives a portion of the commodity brokerage commissions paid by the Partnership to the Clearing Broker and interest income retained by the Clearing Broker. For the six months ended June 30, 2011 commissions and interest income received by Altegris Futures and continuing compensation received by Altegris Investments amounted to $929,574 and for the six months ended June 30, 2010, commissions, interest income and continuing compensation received by Altegris Investments amounted to $449,157.  For the three months ended June 30, 2011 commissions and interest income received by Altegris Futures and continuing compensation received by Altegris Investments amounted to $478,250 and for the three months ended June 30, 2010, commissions, interest income and continuing compensation received by Altegris Investments amounted to $268,770.

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

ALTEGRIS QIM FUTURES FUND, L.P
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 3 - FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND UNCERTAINTIES (CONTINUED)

Effective as of June 10, 2011 JPMorgan Chase Bank, N.A. (“Custodian”) replaced Wilmington Trust Company as the Partnership’s custodian.  The Partnership has cash deposited with the Custodian.  For cash not held with the Clearing Broker, the Partnership receives cash management services from an affiliate of the Custodian, J.P. Morgan Investment Management Inc. (“JPMIM”).  The Partnership has a substantial portion of its assets on deposit with the Custodian in U.S. Government agency bonds and notes and corporate notes.  Risks arise from investments in bonds and notes due to possible illiquidity and the potential for default by the issuer or counterparty.  Such instruments are also sensitive to changes in interest rates and economic conditions.

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

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENT

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”)”. ASU 2011-04 includes common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 will require reporting entities to disclose the following information for fair value measurements categorized within Level 3 of the fair value hierarchy: quantitative information about the unobservable inputs used in the fair value measurement, the valuation processes used by the reporting entity, and a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs. In addition, ASU 2011-04 will require reporting entities to make disclosures about amounts and reasons for all transfers in and out of Level 1 and Level 2 fair value measurements. The new and revised disclosures are effective for interim and annual reporting periods beginning after December 15, 2011. At this time, management is evaluating the implications of ASU 2011-04 and its impact on the financial statements.

ALTEGRIS QIM FUTURES FUND, L.P
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 7 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three and six months ended June 30, 2011 and 2010.  This information has been derived from information presented in the financial statements.

	Three months ended June 30, 2011

			Institutional	Special
	Class A	Class B	Interest	Interests

Total return for Limited Partners
Total return prior to incentive fees (4)	(7.58%)	(7.12%)	(6.92%)	(6.80%)
Incentive fees (4)	0.00%	0.00%	0.00%	0.00%
Total return after incentive fees (4)	(7.58%)	(7.12%)	(6.92%)	(6.80%)

Ratio to average net asset value
Expenses prior to incentive fees (1) (3)	4.28%	2.21%	1.38%	0.82%
Incentive fees (4)	0.00%	0.00%	0.00%	0.00%

Total expenses	4.28%	2.21%	1.38%	0.82%

Net investment loss (1) (2) (3)	(4.03%)	(1.96%)	(1.13%)	(0.58%)

	Six months ended June 30, 2011

			Institutional	Special
	Class A	Class B	Interest	Interests

Total return for Limited Partners
Total return prior to incentive fees (4)	(7.65%)	(6.72%)	(6.33%)	(6.09%)
Incentive fees (4)	(0.09%)	(0.10%)	(0.14%)	0.00%
Total return after incentive fees (4)	(7.74%)	(6.82%)	(6.47%)	(6.09%)

Ratio to average net asset value
Expenses prior to incentive fees (1) (3)	4.27%	2.19%	1.35%	0.80%
Incentive fees (4)	0.09%	0.11%	0.14%	0.00%

Total expenses	4.36%	2.30%	1.49%	0.80%

Net investment loss (1) (2) (3)	(3.98%)	(1.91%)	(1.07%)	(0.52%)

ALTEGRIS QIM FUTURES FUND, L.P
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 7 - FINANCIAL HIGHLIGHTS (CONTINUED)

	Three months ended June 30, 2010

			Institutional	Special
	Class A	Class B	Interest	Interests

Total return for Limited Partners
Total return prior to incentive fees (4)	(1.80%)	(1.31%)	(1.11%)	(0.95%)
Incentive fees (4)	(0.01%)	(0.01%)	0.00%	0.00%
Total return after incentive fees (4)	(1.81%)	(1.32%)	(1.11%)	(0.95%)

Ratio to average net asset value
Expenses prior to incentive fees (1) (3)	4.07%	2.08%	1.25%	0.62%
Incentive fees (4)	0.01%	0.01%	0.01%	0.00%

Total expenses (5)	4.08%	2.09%	1.26%	0.62%

Net investment loss (1) (2) (3)	(3.43%)	(1.44%)	(0.61%)	0.02%

	Six months ended June 30, 2010

			Institutional	Special
	Class A	Class B	Interest	Interests

Total return for Limited Partners
Total return prior to incentive fees (4)	(8.42%)	(7.50%)	(7.11%)	(6.81%)
Incentive fees (4)	0.00%	0.00%	0.00%	0.00%
Total return after incentive fees (4)	(8.42%)	(7.50%)	(7.11%)	(6.81%)

Ratio to average net asset value
Expenses prior to incentive fees (1) (3)	4.05%	2.08%	1.25%	0.61%
Incentive fees (4)	0.01%	0.01%	0.01%	0.00%

Total expenses (5)	4.06%	2.09%	1.26%	0.61%

Net investment loss (1) (2) (3)	(3.48%)	(1.50%)	(0.68%)	(0.07%)

Total return and the ratios to average net asset value are calculated for each class of Limited Partners’ capital taken as a whole. An individual Limited Partner’s total return and ratios may vary from the above returns and ratios due to the timing of their contributions and withdrawals and differing fee structures.

(1)	Includes offering costs, if any.
(2)	Excludes incentive fee.
(3)	Annualized.
(4)	Not annualized.
(5)	Total expenses are net of 0.17% effect (annualized) of voluntary waiver of operating expenses for all interests for the three and six months ended June 30, 2010.

PART I – FINANCIAL INFORMATION (continued)

Item 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed.  Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so.  Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading.  A portion of the Partnership’s assets not used for margin and held with the Custodian, are invested in liquid, high quality securities.  Through June 30, 2011 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Three Months Ended June 30, 2011

During the second quarter of 2011, the Partnership incurred net realized and unrealized losses of $8,994,754 from its trading activities, net of brokerage commissions of $492,842.  The Partnership accrued net expenses of $886,364 (before the operating expense cap), including $377,599 in management fees paid to the General Partner, $0 in incentive fees, and $389,722 in service and professional fees.  The Partnership earned $78,440 in interest income during the second quarter of 2011.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the second quarter of 2011 is set forth below.

Second Quarter 2011.  The Partnership experienced a loss in April 2011, as news of the severity of the Japanese nuclear crisis hurt long positions the Partnership held in futures contracts on global equities, the U.S. dollar and crude oil.  The Partnership also held short positions in futures contracts in silver, as the price of silver posted its largest monthly gain in nearly 30 years, making silver the worst performing market this month.  Gains in trading futures contracts in gold, the Australian dollar and European interest rates were not enough to offset losses elsewhere in the portfolio.  The Partnership experienced a loss in May 2011.  Long positions in futures on the U.S. dollar and short crude positions exploited weaknesses in those markets and led to modest gains.   Despite these early gains, the Partnership closed the month with six consecutive down days on trading in futures contracts on foreign currencies, silver, and U.S. equities.  The Partnership experienced a loss in June 2011.  The Partnership suffered from its long positions in futures contracts on the S&P 500 on the worst day of the year for that index.  Losses in currency trading occurred primarily in the euro and Canadian dollar.  Silver trading was the program’s best performing market, with the Partnership holding short positions as the price of silver fell during the month. The Partnership traded well in futures contracts on U.S. and European bonds boosting returns in interest rates, however performance overall was negative at month end.

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

Six Months Ended June 30, 2011

During the six months ended June 30, 2011, the Partnership incurred net realized and unrealized losses of $7,907,349 from its trading activities, net of brokerage commissions of $1,006,229.  The Partnership accrued net expenses of $1,862,880, including $747,479 in management fees paid to the General Partner, $131,720 in incentive fees, and $766,356  in service and professional fees.  The Partnership earned $178,670 in interest income during the six months ended June 30,2011.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the six months ended June 30,2011 is set forth below.

Second Quarter 2011. The Partnership experienced a loss in April 2011, as news of the severity of the Japanese nuclear crisis hurt long positions the Partnership held in futures contracts on global equities, the U.S. dollar and crude oil.  The Partnership also held short positions in futures contracts in silver, as the price of silver posted its largest monthly gain in nearly 30 years, making silver the worst performing market this month.  Gains in trading futures contracts in gold, the Australian dollar and European interest rates were not enough to offset losses elsewhere in the portfolio.  The Partnership experienced a loss in May 2011.  Long positions in futures on the U.S. dollar and short crude positions exploited weaknesses in those markets and led to modest gains.   Despite these early gains, the Partnership closed the month with six consecutive down days on trading in futures contracts on foreign currencies, silver, and U.S. equities.  The Partnership experienced a loss in June 2011.  The Partnership suffered from its long positions in futures contracts on the S&P 500 on the worst day of the year for that index.  Losses in currency trading occurred primarily in the euro and Canadian dollar.  Silver trading was the program’s best performing market, with the Partnership holding short positions as the price of silver fell during the month. The Partnership traded well in futures contracts on U.S. and European bonds boosting returns in interest rates, however performance overall was negative at month end.

First Quarter 2011. During the first quarter of 2011, the Partnership incurred net realized and unrealized gains of $1,087,405 from its trading activities, net of brokerage commissions of $513,387. The Partnership accrued net expenses of $976,516, including $369,880 in management fees paid to the General Partner, and $376,634 in service and professional fees. The Partnership earned $100,230 in interest income during the first quarter of 2011. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the first quarter of 2011 is set forth below.

The Partnership experienced a loss in January 2011, as markets reacted strongly to political unrest in Egypt. The Partnership was well positioned to take advantage of movements in the price of futures contracts on the Euro, which secured some gains. An extended short position in futures contracts on Silver also added positively to performance. The Partnership ended the month down on difficult trading of crude oil futures at the end of the month. The Partnership achieved a gain in February 2011. Strong trading in stock index futures and U.S. interest rates drove February performance as unrest in the Middle East increased volatility in world markets. The Partnership participated on both sides of the market as volatility in the medium and long-term U.S. treasury futures helped to generate profits. Trading on currency futures was flat for the month, despite significant gains in trading futures contracts on the Euro. The Partnership experienced a loss in March 2011. The Partnership suffered losses on long positions in Japanese equities and crude oil as news of the earthquake in Japan broke. The Partnership increased its long positions in futures contracts on Japanese equities as the markets fell, and the subsequent rebound made up for the initial losses. Gains in trading futures contracts on the Euro were offset by losses in futures contracts on the U.S. Treasury markets, as the Partnership ended the month down

Six Months Ended June 30, 2010

During the six months ended June 30, 2010, the Partnership incurred net realized and unrealized losses of $2,851,836 from its trading activities, net of brokerage commissions of $407,102.  The Partnership accrued net expenses of $746,442, including $305,181 in management fees paid to the General Partner, $4,041 in incentive fees, and $405,606 in service and professional fees.  The Partnership earned $154,580 in interest income during the six months ended June 30, 2010.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the six months ended June 30, 2010 is set forth below.

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

Item 4:   Controls and Procedures

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

(b) Not applicable.

(c) Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner.  The Partnership may declare additional redemption dates upon notice to the Limited Partners.  The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners.  The following table summarizes the redemptions by Limited Partners during the second calendar quarter of 2011:

Month	Amount Redeemed
April 30, 2011	$1,134,536
May 31, 2011	$3,230,703
June 30, 2011	$3,006,999

Item 3:  Defaults Upon Senior Securities

(a) None.

(b) None.

Item 4:  REMOVED AND RESERVED

Item 5:  Other Information

(a) None.

(b) Not applicable.

 Item 6:  Exhibits

The following exhibits are incorporated herein by reference from the exhibit of the same number and description filed with the registrant’s Registration Statement on Form 10-12G (File No. 000-53815) filed on November 2, 2009:

Exhibit Number	Description of Document
3.1	Certificate of Formation of Altegris QIM Futures Fund, L.P.
4.1	Limited Partnership Agreement of Altegris QIM Futures Fund, L.P.
10.1	Agreement with Quantitative Investment Management LLC
10.2	Selling Agency Agreement between Altegris QIM Futures Fund, L.P. and Altegris Investments Inc.

The following exhibits are incorporated herein by reference from the exhibits of the same numbers and descriptions filed with the registrant’s Current Report on Form 8-K (File No. 000-53815) filed on August 5, 2010:

Exhibit Number	Description of Document
3.01	Amendment to the Certificate of Formation of APM – QIM Futures Fund, L.P., changing the registrant’s name to Altegris QIM Futures Fund, L.P.
3.02	First Amended and Restated Agreement of Limited Partnership of Altegris QIM Futures Fund, L.P.

 The following exhibits are included herewith:

Exhibit Number	Description of Document
31.01	Rule 13a-14(a)/15d-14(a) Certification
32.01	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 15, 2011

ALTEGRIS QIM FUTURES FUND, L.P.

By:	ALTEGRIS PORTFOLIO MANAGEMENT, INC.
(d/b/a Altegris Funds), its general partner

/s/ Jon C. Sundt
Jon C. Sundt, President (principal executive officer and principal financial officer)