Form 10-Q
period 2011-09-30
Altegris QIM Futures Fund, L.P.
filed 2011-11-14
CIK 1469317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X] No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  [X]  No  [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ] No  [X]

PART I – FINANCIAL INFORMATION

Item 1:   Financial Statements.

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2011 (Unaudited) and DECEMBER 31, 2010 (Audited)
_______________

	2011	2010
ASSETS
Equity in Newedge USA, LLC account:
Cash	$13,673,162	$9,099,413
Unrealized gain (loss) on open commodity futures contracts	(770,574)	634,517

	12,902,588	9,733,930

Cash and cash equivalents	3,549,898	686,709
Investment securities at value
(cost - $112,313,793 and $115,456,903)	112,329,691	115,425,545
Receivable from General Partner (Note 2)	0	142,556
Interest receivable	76,302	101,769

Total assets	$128,858,479	$126,090,509

LIABILITIES
Commissions payable	$64,780	$92,817
Management fee payable (Note 2)	115,618	115,629
Administrative fee payable (Note 2)	26,615	27,122
Service fees payable (Note 2)	93,686	85,957
Incentive fees payable	125,346	309,798
Redemptions payable	4,280,553	666,997
Subscriptions received in advance	1,949,110	3,785,720
Other liabilities	147,643	142,573

Total liabilities	6,803,351	5,226,613

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	836	864
Limited Partners	122,054,292	120,863,032

Total partners' capital (Net Asset Value)	122,055,128	120,863,896

Total liabilities and partners' capital	$128,858,479	$126,090,509

See accompanying notes

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2011 (Unaudited)
_______________

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Value	% of Partners Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$2,130,000	4/4/2013	Federal Farm Credit Bank, 0.84%	$2,134,792	1.75%
1,000,000	5/2/2013	Federal Farm Credit Bank, 0.75%	1,005,109	0.82%
15,000,000	11/10/2011	Federal Home Loan Bank, 0.09%	14,999,685	12.29%
1,500,000	4/2/2012	Federal Home Loan Bank, 0.17%	1,499,673	1.23%
500,000	5/18/2012	Federal Home Loan Bank, 1.125%	502,681	0.41%
1,500,000	7/18/2012	Federal Home Loan Bank, 0.25%	1,499,693	1.23%
2,000,000	9/14/2012	Federal Home Loan Bank, 0.20%	1,998,394	1.64%
4,000,000	11/16/2012	Federal Home Loan Bank, 0.50%	4,001,412	3.28%
2,000,000	5/9/2013	Federal Home Loan Bank, 0.75%	2,000,828	1.64%
9,536,000	10/3/2011	Federal Home Loan Bank Disc Note, 0.00%	9,535,999	7.81%
3,000,000	10/26/2011	Federal Home Loan Bank Disc Note, 0.06%	2,999,961	2.46%
500,000	4/29/2013	Federal Home Loan Mortgage Corporation, 0.70%	500,145	0.41%
2,350,000	2/13/2012	Federal Home Loan Mort Corp Disc Note, 0.18%	2,349,826	1.92%
3,000,000	5/29/2012	Federal Home Loan Mort Corp Disc Note, 0.20%	2,999,004	2.46%
3,000,000	12/28/2011	Federal National Mort Assoc Disc Note, 0.01%	2,999,856	2.46%
2,750,000	4/20/2012	Federal National Mortgage Association, 1.875%	2,774,519	2.27%
4,750,000	11/1/2012	Federal National Mortgage Association, 0.55%	4,750,974	3.89%
3,000,000	11/9/2012	Federal National Mortgage Association, 0.625%	3,000,891	2.46%
Total U.S. Government Agency Bonds and Notes (cost - $61,537,544)			61,553,442	50.43%

Corporate Notes
$3,180,000	10/6/2011	American Honda Finance Disc Note, 0.11%	3,179,738	2.60%
1,250,000	10/4/2011	Argento Variable Funding Corp Disc Note, 0.26%	1,249,810	1.02%
4,000,000	10/3/2011	Bank of Nova Scotia Disc Note, 0.01%	3,999,996	3.28%
3,420,000	10/21/2011	BMO Capital Markets Corp Disc Note, 0.09%	3,420,000	2.80%
3,430,000	10/3/2011	Cancara Asset Securitization LLC Disc Note, 0.26%	3,429,480	2.81%
1,690,000	10/14/2011	Danaher Corp Disc Note, 0.13%	1,689,817	1.38%
3,430,000	10/14/2011	General Electric Capital Corp Disc Note, 0.09%	3,429,743	2.81%
2,100,000	10/7/2011	Grampian Funding LLC Disc Note, 0.25%	2,099,577	1.72%
3,430,000	10/14/2011	Mizuho Funding LLC Disc Note, 0.20%	3,429,466	2.81%
250,000	10/20/2011	Mont Blanc Capital Disc Note, 0.27%	249,944	0.20%
3,850,000	10/27/2011	National Australian Bank Disc Note, 0.11%	3,850,000	3.15%
3,370,000	10/21/2011	Norinchukin Bank Disc Note, 0.26%	3,370,000	2.76%
1,280,000	10/6/2011	PACCAR Financial Corp Disc Note, 0.11%	1,279,890	1.05%
1,000,000	10/7/2011	State Street Bank & Trust Disc Note, 0.13%	1,000,000	0.82%
3,710,000	10/6/2011	Sumitomo Mutsui Banking Corp Disc Note, 0.21%	3,710,000	3.04%
800,000	10/11/2011	Suncorp Group Ltd Disc Note, 0.28%	799,925	0.66%
850,000	10/6/2011	Tasman Funding Inc Disc Note, 0.28%	849,802	0.70%
2,000,000	10/20/2011	Thames Asset Global Disc Note, 0.28%	1,999,549	1.64%
1,900,000	10/6/2011	Toronto-Dominion Holdings Disc Note, 0.12%	1,899,823	1.56%
2,840,000	10/20/2011	Toyota Motor Credit Corp Disc Note, 0.10%	2,839,779	2.33%
3,000,000	10/24/2011	Wal-Mart Stores Inc Disc Note, 0.04%	2,999,910	2.46%
Total Corporate Notes (cost - $50,776,249)			50,776,249	41.60%

Total Investment Securities (cost - $112,313,793)			$112,329,691	92.03%

See accompanying notes

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
SEPTEMBER 30, 2011 (Unaudited)
_______________

	Range of Expiration Dates	Number of Contracts	Value	% of Partners Capital

Long Futures Contracts:
Agriculture	Nov 11 - Dec 11	21	$(26,307)	(0.02)%
Currencies	Dec 11	101	39,526	0.03%
Energy	Nov 11	35	(77,372)	(0.06)%
Interest Rates	Dec 11	134	79,882	0.07%
Metals	Dec 11 - Jan 12	18	(3,678)	(0.00)%
Stock Indices	Oct 11 - Dec 11	743	(1,188,951)	(0.98)%

Total Long Futures Contracts		1,052	(1,176,900)	(0.96)%

Short Futures Contracts:
Agriculture	Dec 11 - Mar 12	15	13,584	0.01%
Currencies	Dec 11	254	399,575	0.33%
Energy	Nov 11	5	7,956	0.00%
Interest Rates	Dec 11 - Jun 12	95	11,119	0.01%
Metals	Dec 11	20	81,438	0.07%
Stock Indices	Dec 11	6	20,543	0.02%
Treasury Rates	Dec 11	657	(127,889)	(0.11)%

Total Short Futures Contracts		1,052	406,326	0.33%

Total Futures Contracts		2,104	$(770,574)	(0.63)%

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

See accompanying notes

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (Unaudited)
_______________

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
TRADING (LOSSES)
Gain (loss) on trading of commodity futures
Realized	$8,523,299	$273,130	$2,011,700	$(1,512,477)
Change in unrealized	(919,486)	870,028	(1,405,091)	148,067
Brokerage commissions	(461,303)	(348,366)	(1,467,532)	(755,468)

Gain (loss) from trading futures	7,142,510	794,792	(860,923)	(2,119,878)

Gain (loss) on trading of securities
Realized	14,401	7,853	70,459	8,980
Change in unrealized	(16,489)	26,152	47,256	99,991

Gain (loss) from trading securities	(2,088)	34,005	117,715	108,971

Foreign currency gains (losses)	2,807	(13,219)	(20,912)	(25,351)

Total trading gains (losses)	7,143,229	815,578	(764,120)	(2,036,258)

NET INVESTMENT INCOME (LOSS)
Income
Interest income	48,024	98,669	226,694	253,249

Expenses
Management fee (Note 2)	352,435	271,486	1,099,914	576,667
Service fees (Note 2)	254,810	195,243	786,463	442,546
Incentive fees	125,346	62,049	257,066	66,090
Professional fees	109,713	130,644	344,416	288,947
Administrative fee (Note 2)	81,079	64,831	255,199	136,027
Organization and initial offering expenses	3,200	0	9,600	0
Other expenses	41,962	0	78,767	0

Total expenses before operating expense cap	968,545	724,253	2,831,425	1,510,277

Expenses exceeding operating expense cap (Note 2)	0	(32,434)	0	(72,016)

Net expenses	968,545	691,819	2,831,425	1,438,261

Net investment income (loss)	(920,521)	(593,150)	(2,604,731)	(1,185,012)

NET INCOME (LOSS)	$6,222,708	$222,428	$(3,368,851)	$(3,221,270)

See accompanying notes

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (Unaudited)
_______________

		Limited Partners

	Total	Class A	Class B	Institutional Interests	Special Interests	General Partner

Balances at December 31, 2010	$120,863,896	$50,915,319	$48,418,588	$20,629,168	$899,957	$864

Transfers	0	(220,990)	(262,792)	483,782	-	-

Capital additions	31,385,636	13,142,247	10,062,722	8,180,667	-	-

Capital withdrawals	(26,746,540)	(11,793,794)	(9,558,556)	(4,500,362)	(893,828)	-

Net income (loss) for the nine months ended September 30, 2011	(3,368,851)	(1,909,044)	(1,108,292)	(345,908)	(5,579)	(28)

Offering costs, net of reimbursements	(79,013)	(32,954)	(31,614)	(13,895)	(550)	-

Balances at September 30, 2011	$122,055,128	$50,100,784	$47,520,056	$24,433,452	$-	$836

Balances at December 31, 2009	$23,140,192	$13,152,279	$4,824,357	$3,201,544	$1,961,078	$934

Transfers	0	180,038	(1,004,429)	824,391	-	-

Capital additions	88,858,929	35,897,707	41,266,222	11,695,000	-	-

Capital withdrawals	(9,318,385)	(5,630,126)	(1,180,438)	(1,552,350)	(955,471)	-

Net income (loss) for the nine months ended September 30, 2010	(3,221,270)	(1,902,864)	(802,799)	(393,096)	(122,431)	(80)

Offering costs, net of reimbursements	(33,269)	(14,295)	(13,148)	(5,069)	(757)	-

Balances at September 30, 2010	$99,426,197	$41,682,739	$43,089,765	$13,770,420	$882,419	$854

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

Method of Reporting

The Partnership follows accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB”. The FASB sets generally accepted accounting principles (“GAAP”) that the Partnership follows to ensure consistent reporting of the Partnership’s financial condition, results of operations, and changes in partners’ capital. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification referred to as “ASC”.

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“GAAP”), which require the use of certain estimates made by the Partnership’s management.  Actual results could differ from those estimates.

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnote disclosure required under GAAP.  The financial information included herein is unaudited, however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the financial statements for the interim period.

Cash and Cash Equivalents

Cash and cash equivalents includes cash and other highly liquid investments with financial institutions containing original maturity dates of 90 days or less.  A portion of the cash designated as Equity in Newedge USA, LLC is restricted and held as margin collateral for futures transactions.

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

The fair value of corporate notes is estimated using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as of the notes. If the spread data does not reference the issuer, then data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, notes, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are generally categorized in Level 2 of the fair value hierarchy. In instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value (continued)

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of September 30, 2011 and December 31, 2010:

September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2011

Assets

U.S. Government agency bonds and notes	$61,553,442	$-	$-	$61,553,442
Corporate notes	-	50,776,249	-	50,776,249

Total Assets	$61,553,442	$50,776,249	$-	$112,329,691

Liabilities

Futures contracts (1)	$770,574	$-	$-	$770,574

December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2010

Assets

Futures contracts (1)	$634,517	$-	$-	$634,517
U.S. Government agency bonds and notes	56,224,872	-	-	56,224,872
Corporate notes	-	59,200,673	-	59,200,673

Total Assets	$56,859,389	$59,200,673	$-	$116,060,062

(1)	See Note 1. "Financial Derivative Instruments" for the fair value in each type of contracts within this category.

For the periods ended September 30, 2011 and December 31, 2010, there were no significant transfers between Level 1 and Level 2 assets and liabilities.

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

The Partnership consists of the General Partner’s Interest, Special Interests, Class A Interests, Class B Interests and Institutional Interests (collectively referred to as “Interests”).  Income or loss (prior to management fees, administrative fees, service fees and incentive fees) is allocated pro rata among the partners based on their respective capital accounts as of the end of each month in which the items accrue pursuant to the terms of the Partnership’s agreement of limited partnership, as may be amended and restated from time to time (the “Agreement”).  Special Interests, Class A Interests, Class B Interests and Institutional Interests are then charged with their applicable management fee, administrative fee, service fee and incentive fee in accordance with the Agreement.  Class A Interests, Class B Interests and Institutional Interests were first issued by the Partnership on October 1, 2009.

Income Taxes

The Partnership is not subject to federal income taxes; each partner reports their allocable share of income, gain, loss, deductions or credits on its own income tax return.

The Partnership classifies interest and penalties, if any, as interest expense.  The Partnership files U.S. federal and required state tax returns.  The 2010 and 2009 tax years remain subject to examination by U.S. federal and most state tax authorities.

ALTEGRIS QIM FUTURES FUND, L.P
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (continued)

The Partnership applies the provisions of Codification Topics 740, Income Taxes; and 835, Interest, which prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. This accounting standard requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current year. The General Partner has concluded there is no tax expense or interest expense related to uncertainties in income tax positions for the periods ended September 30, 2011 and December 31, 2010.

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
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Derivative Instruments (continued)

The following presents the fair value of derivative contracts at September 30, 2011 and December 31, 2010.  The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position.  Fair value is presented on a gross basis in the table below even though the derivative contracts qualify for net presentation in the statement of financial condition.

September  30, 2011

	Asset	Liability
	Derivatives	Derivatives	Net
	Fair Value	Fair Value	Fair Value

Futures Contacts	$750,195	$(1,520,769)	$(770,574)

December 31, 2010

	Asset	Liability
	Derivatives	Derivatives	Net
	Fair Value	Fair Value	Fair Value

Futures Contracts	$1,623,156	$(988,639)	$634,517

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three and nine months ended September 30, 2011 and 2010.

ALTEGRIS QIM FUTURES FUND, L.P
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Derivative Instruments (continued)

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the statement of operations.

 Three Months Ended September 30, 2011

		Change in	Number of
	Realized	Unrealized	Contracts Closed

Futures Contracts	$8,523,299	$(919,486)	27,426

 Nine Months Ended September 30, 2011

		Change in	Number of
	Realized	Unrealized	Contracts Closed

Futures Contracts	$2,011,700	$(1,405,091)	100,064

 Three Months Ended September 30, 2010

	Realized	Unrealized	Contracts Closed

Futures Contracts	$273,130	$870,028	11,703

 Nine Months Ended September 30, 2010

		Change in	Number of
	Realized	Unrealized	Contracts Closed

Futures Contracts	$(1,512,477)	$148,067	36,297

The number of contracts closed for futures contracts represents the number of contracts closed during the three and nine months ended September 30, 2011 and 2010 in the applicable category.

ALTEGRIS QIM FUTURES FUND, L.P
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 2 - AGREEMENTS AND RELATED PARTIES

Advisory Contract

The Partnership's trading activities are conducted pursuant to an advisory contract with Quantitative Investment Management LLC (QIM) (“Advisor”).  The Partnership pays the Advisor a quarterly incentive fee of 30% of the trading profits (as defined in the Agreement).  However, the quarterly incentive fee is payable only on cumulative profits, calculated separately for each partner's interest, achieved from commodity trading (as defined in the Agreement).  The incentive fee is accrued on a monthly basis.

Brokerage Agreements

Newedge USA, LLC is the Partnership’s commodity broker (the “Clearing Broker”), pursuant to the terms of a brokerage agreement.  The Partnership pays brokerage commissions to the Clearing Broker for clearing trades on its behalf.

General Partner Management Fee

The General Partner receives from the Partnership a monthly management fee equal to 0.104% (1.25% annually) for Class A and Class B, 0.0625% (0.75% annually) for Institutional Interests, and currently 0.0208% (0.25% annually) for Special Interests of the Partnership's management fee net asset value (as defined in the Agreement). The General Partner may declare any limited partner of the Partnership (each, a “Limited Partner” and collectively the “Limited Partners”) a “Special Limited Partner” and the management fees or incentive fees charged to any such partner may be different than those charged to other Limited Partners.

Total management fees earned by the General Partner for the nine months ended September 30, 2011 and 2010 were $1,099,914 and $576,667, respectively.  Such management fees for the three months ended September 30, 2011 and 2010 were $352,435 and $271,486, respectively.  Management fees payable to the General Partner as of September 30, 2011 and December 31, 2010 were $115,618 and $115,629, respectively.

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

Related Party

Altegris Investments, Inc. (“Altegris Investments”), an affiliate of the General Partner, is registered as a broker-dealer with the SEC. Beginning January 1, 2011, Altegris Futures, L.L.C. (“Altegris Futures”), an affiliate of the General Partner and an introducing broker registered with the CFTC, became the Partnership’s introducing broker. Prior to January 1, 2011, Altegris Investments served as the Partnership’s introducing broker.  Altegris Investments has entered into a selling agreement with the Partnership whereby it receives 2% per annum as continuing compensation for Class A Interests sold by Altegris Investments that are outstanding at month end. Altegris Futures, as the Partnership’s introducing broker, receives a portion of the commodity brokerage commissions paid by the Partnership to the Clearing Broker and interest income retained by the Clearing Broker. For the nine months ended September 30, 2011 commissions and interest income received by Altegris Futures amounted to $1,098,467, and continuing compensation received by Altegris Investments amounted to $269,980.   For the nine months ended September 30, 2010 commissions, interest income, and continuing compensation received by Altegris Investments amounted to $852,314.  Such commissions and interest income received by Altegris Futures for the three months ended September 30, 2011 amounted to $357,375, and the continuing compensation received by Altegris Investments amounted  to $81,498.   The commission, interest income and continuing compensation received by Altegris Investments  for the three months ended September 30, 2010 amounted to $403,157.

ALTEGRIS QIM FUTURES FUND, L.P
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 2 - AGREEMENTS AND RELATED PARTIES (CONTINUED)

Related Party (continued)

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

No Limited Partner shall be liable for any debts or liabilities of the Fund or any losses thereof in excess of such Limited Partner's capital contributions, except as may be required by law.

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

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENT

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

ALTEGRIS QIM FUTURES FUND, L.P
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 6 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three and nine months ended September 30, 2011 and 2010.  This information has been derived from information presented in the financial statements.

	Three months ended September 30, 2011
			Institutional	Special
	Class A	Class B	Interest	Interests

Total return for Limited Partners
Total return prior to incentive fees (4)	4.89%	5.41%	5.62%	5.76%
Incentive fees (4)	(0.12%)	(0.08%)	(0.10%)	0.00%
Total return after incentive fees (4)	4.77%	5.33%	5.52%	5.76%

Ratio to average net asset value
Expenses prior to incentive fees (1) (3)	4.19%	2.12%	1.28%	0.76%
Incentive fees (4)	0.12%	0.08%	0.10%	0.00%

Total expenses	4.31%	2.20%	1.38%	0.76%

Net investment loss (1) (2) (3)	(4.03%)	(1.96%)	(1.13%)	(0.60%)

	Nine months ended September 30, 2011
			Institutional	Special
	Class A	Class B	Interest	Interests

Total return for Limited Partners
Total return prior to incentive fees (4)	(3.13%)	(1.67%)	(1.06%)	(0.68%)
Incentive fees (4)	(0.21%)	(0.18%)	(0.25%)	0.00%
Total return after incentive fees (4)	(3.34%)	(1.85%)	(1.31%)	(0.68%)

Ratio to average net asset value
Expenses prior to incentive fees (1) (3)	4.24%	2.17%	1.34%	0.78%
Incentive fees (4)	0.21%	0.19%	0.25%	0.00%

Total expenses	4.45%	2.36%	1.59%	0.78%

Net investment loss (1) (2) (3)	(3.99%)	(1.93%)	(1.10%)	(0.55%)

ALTEGRIS QIM FUTURES FUND, L.P
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 6 - FINANCIAL HIGHLIGHTS (CONTINUED)

	Three months ended September 30, 2010
			Institutional	Special
	Class A	Class B	Interest	Interests

Total return for Limited Partners
Total return prior to incentive fees (4)	(0.15%)	0.35%	0.58%	0.71%
Incentive fees (4)	(0.06%)	(0.08%)	(0.01%)	0.00%
Total return after incentive fees (4)	(0.21%)	0.27%	0.57%	0.71%

Ratio to average net asset value
Expenses prior to incentive fees (1) (3)	4.08%	2.06%	1.28%	0.65%
Incentive fees (4)	0.07%	0.09%	0.01%	0.00%

Total expenses (5)	4.15%	2.15%	1.29%	0.65%

Net investment loss (1) (2) (3)	(3.66%)	(1.64%)	(0.85%)	(0.21%)

	Nine months ended September 30, 2010
			Institutional	Special
	Class A	Class B	Interest	Interests

Total return for Limited Partners
Total return prior to incentive fees (4)	(8.55%)	(7.17%)	(6.57%)	(6.15%)
Incentive fees (4)	(0.06%)	(0.08%)	(0.02%)	0.00%
Total return after incentive fees (4)	(8.61%)	(7.25%)	(6.59%)	(6.15%)

Ratio to average net asset value
Expenses prior to incentive fees (1) (3)	4.06%	2.07%	1.26%	0.62%
Incentive fees (4)	0.09%	0.14%	0.02%	0.00%

Total expenses (5)	4.15%	2.21%	1.28%	0.62%

Net investment loss (1) (2) (3)	(3.56%)	(1.57%)	(0.75%)	(0.11%)

Total return and the ratios to average net asset value are calculated for each class of Limited Partners’ capital taken as a whole. An individual Limited Partner’s total return and ratios may vary from the above returns and ratios due to the timing of their contributions and withdrawals and differing fee structures.

Total return is calculated on a monthly compounded basis.

(1)	Includes offering costs, if any.
(2)	Excludes incentive fee.
(3)	Annualized.
(4)	Not annualized.
(5)	Total expenses are net of 0.18% effect (annualized) of voluntary waiver of operating expenses for all interests for the three and nine months ended September 30, 2010.

ALTEGRIS QIM FUTURES FUND, L.P
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 7 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were available to be issued.  There are no subsequent events to disclose.

ALTEGRIS QIM FUTURES FUND, L.P
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

PART I – FINANCIAL INFORMATION (continued)

Item 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed.  Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so.  Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading.  A portion of the Partnership’s assets not used for margin and held with the Custodian, are invested in liquid, high quality securities.  Through September 30, 2011  the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Three Months Ended September 30, 2011

During the third quarter of 2011, the Partnership incurred net realized and unrealized gains of $7,143,229 from its trading activities, net of brokerage commissions of $461,303.  The Partnership accrued net expenses of $968,545, including $352,435 in management fees paid to the General Partner, $125,346 in incentive fees, and $364,523 in service and professional fees.  The Partnership earned $48,024 in interest income during the third quarter of 2011.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the third quarter of 2011 is set forth below.

Third Quarter 2011.  Performance in July was positive as trading in interest rate futures showed solid gains.  Performance was boosted by gold and silver trading as the gold markets reached an all-time high.  The end of the month saw global markets falter and the Partnership’s short stock index positions and long interest rate positions, generated gains for the month. August saw mixed performance for the Partnership as world equity markets, which had fallen significantly in the last week of July, fell even more rapidly in the first week of August.  The Partnership began the month with gains primarily from its positions in US and European stock index futures, but concerns regarding the European debt crisis and the downgrade of US Government debt drove markets significantly lower.  Performance was driven by positions in equity markets - both short and long. The Partnership achieved gains in trading gold futures amid a choppy market for the commodity.  The partnership achieved a gain in September 2011 as markets continued to be driven by speculation regarding the sovereign debt crises throughout the euro zone.  The Partnership was well-positioned to take advantage of high volatility by holding short positions in global equity markets and long positions in global interest rate futures to start the month.  The Partnership profited by reversing its positions as the markets rallied during the second week of the month.

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

Nine Months Ended September 30, 2011

During the nine months ended September 30, 2011, the Partnership incurred net realized and unrealized losses of $764,120 from its trading activities, net of brokerage commissions of $1,467,532.  The Partnership accrued net expenses of $2,831,425, including $1,099,914 in management fees paid to the General Partner, $257,066 in incentive fees, and $1,130,879 in service and professional fees.  The Partnership earned $226,694 in interest income during the nine months ended September 30, 2011.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the nine months ended September 30, 2011 is set forth below.

Third Quarter 2011.  Performance in July was positive as trading in interest rate futures showed solid gains.  Performance was boosted by gold and silver trading as the gold markets reached an all-time high.  The end of the month saw global markets falter and the Partnership’s short stock index positions and long interest rate positions, generated gains for the month. August saw mixed performance for the Partnership as world equity markets, which had fallen significantly in the last week of July, fell even more rapidly in the first week of August.  The Partnership began the month with gains primarily from its positions in US and European stock index futures, but concerns regarding the European debt crisis and the downgrade of US Government debt drove markets significantly lower.  Performance was driven by positions in equity markets - both short and long. The Partnership achieved gains in trading gold futures amid a choppy market for the commodity.  The partnership achieved a gain in September 2011 as markets continued to be driven by speculation regarding the sovereign debt crises throughout the euro zone.  The Partnership was well-positioned to take advantage of high volatility by holding short positions in global equity markets and long positions in global interest rate futures to start the month.  The Partnership profited by reversing its positions as the markets rallied during the second week of the month.

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

(b) Not applicable.

(c) Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner.  The Partnership may declare additional redemption dates upon notice to the Limited Partners.  The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners.  The following table summarizes the redemptions by Limited Partners during the third calendar quarter of 2011:

Month	Amount Redeemed
July 31, 2011	$6,208,072
August 31, 2011	$2,682,783
September 30, 2011	$4,173,154

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

Exhibit Number	Description of Document
3.01	Amendment to the Certificate of Formation of APM – QIM Futures Fund, L.P., changing the registrant’s name to Altegris QIM Futures Fund, L.P.
3.02	First Amended and Restated Agreement of Limited Partnership of Altegris QIM Futures Fund, L.P.

The following exhibits are included herewith.

Exhibit Number	Description of Document
31.01	Rule 13a-14(a)/15d-14(a) Certification
32.01	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2011

ALTEGRIS QIM FUTURES FUND, L.P.

By:	ALTEGRIS PORTFOLIO MANAGEMENT, INC.
(d/b/a Altegris Funds), its general partner

/s/ Jon C. Sundt
Jon C. Sundt, President (principal executive officer and principal financial officer)