Form 10-K
period 2011-12-31
Altegris QIM Futures Fund, L.P.
filed 2012-03-30
CIK 1469317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ] No [X]

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
Yes [ ] No [X]

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

As of February 29, 2012, the aggregate net asset value of the Interests in the Partnership before redemptions was $118,884,093.  The Partnership operates on a calendar fiscal year and has no subsidiaries.

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

A substantial portion of the equity in the Partnership’s account is invested in United States (“U.S.”) government and agency securities and other liquid, high-quality instruments at the direction of the Custodian (as defined below).  QIM will target an average margin to equity level of between 4% and 18%.  The actual percentage of assets committed to margin at any time may be higher or lower than the target level.

It is expected that between 4% and 18% of the Partnership’s assets generally will be held as initial margin or option premiums (in cash or U.S. Treasury Department (“Treasury”) securities) in the Partnership’s brokerage accounts at its clearing broker, Newedge USA, LLC (“Newedge USA”), a futures commission merchant (“FCM”), and available for trading by QIM in Commodity Interests on behalf of the Partnership.  Interest on Partnership assets held at Newedge USA in cash or Treasury securities will be credited to the Partnership as described under “Charges.”  Depending on market factors, the amount of margin or option premiums held at Newedge USA could change significantly, and all of the Partnership’s assets are available for use as margin.  The Partnership may also retain other brokers and/or dealers from time to time to clear or execute a portion of Partnership trades made by QIM.

With respect to Partnership assets not held at Newedge USA as described above, but deposited with JPMorgan Chase Bank, N.A. (the “Custodian”), the portion not held in checking, money market or other bank accounts (and used to pay Partnership operating expenses) will be invested in liquid, high-quality short-term securities at the direction of the Custodian or its affiliate, J.P. Morgan Investment Management Inc. (“JPMIM”).  The Partnership’s custody and investment management agreement with the Custodian permits the Custodian to invest in U.S. government and agency securities, other securities or instruments guaranteed by the U.S. government or its agencies, CDs, time deposits, banker’s acceptances, commercial paper and repurchase agreements — subject in each case to specific diversification, credit quality and maturity limitations.  The Custodian may use sub-advisers to attempt to increase yield enhancement.  The General Partner may direct that a portion of Partnership assets be deposited with other custodians and retain other sub-advisers for the purpose of attempting to increase yield enhancement via other cash management arrangements.

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

Newedge USA paid Altegris during 2011 and will pay Altegris Futures from and after January 1, 2012 a portion of the brokerage commissions and transaction fees received from the Partnership as well as a portion of the interest income received on the Partnership’s assets.  Monthly brokerage charges equal to the greater of (A) actual commissions of $9.75 per round-turn (higher for certain exchanges or commodities) multiplied by number of round-turn trades, which amount includes other transaction costs; or (B) an amount equal to 0.125% of the management fee net asset value of all Interest holders’ month-end capital account balances (1.50% annually).  If actual monthly commissions and transaction costs in (A) above are less than the amount in (B) above, the Partnership will pay the difference to the Introducing Broker as payment for brokerage-related services. In any month when the amount in (A) is greater than the amount in (B) above, the Partnership pays only the amount described in (A) above.

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

(d)	Regulation

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

Currency forward contracts are not currently subject to regulation by any U.S. Government agency.  The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was enacted in July 2010.  The Reform Act includes provisions that comprehensively regulate the over-the-counter derivatives markets for the first time.  The Reform Act will mandate that a substantial portion of over-the-counter derivatives must be executed in regulated markets and submitted for clearing to regulated clearinghouses.  The mandates imposed by the Reform Act may result in the Partnership bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees with respect to any swaps entered into by the Partnership.

The Reform Act also amended the definition of “eligible contract participant,” and the CFTC may interpret that definition in such a manner that the Partnership may no longer be permitted to engage in forward currency transactions by directly accessing the interbank market.  If is does so (final rules are still pending), the Partnership may be limited to engaging in “retail forex transactions” which could limit the Partnership’s potential forward currency counterparties to futures commission merchants and retail foreign exchange dealers. Limiting on the Partnership’s potential forward currency counterparties in this manner could lead to the Partnership bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.  The “retail forex” markets could also be significantly less liquid than the interbank market.  Moreover, the creditworthiness of the futures commission merchants and retail foreign exchange dealers with which the Partnership may be required to trade could be significantly weaker than the creditworthiness of the financial institutions with which the Partnership currently engages for its forward currency transactions.  Although the impact of requiring the Partnership to conduct forward currency transactions in the “retail” market could be substantial, the full scope is currently unknown and the ultimate effect could also be negligible.

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

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market information

There is no trading market for the Interests, and none is likely to develop.  Interests may be redeemed or transferred subject to the conditions imposed by the Limited Partnership Agreement.

(b)	Holders

As of February 29, 2012 the Partnership had 1,769 holders of Interests.

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

The following table summarizes Limited Partner redemptions during the fourth calendar quarter of 2011:

Month Ended	Amount Redeemed

October 31, 2011	$1,671,137
November 30, 2011	4,726,798
December 31, 2011	1,070,105
Total	$7,468,040

ITEM 6: SELECTED FINANCIAL DATA

Not required.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to “Item 8. Financial Statements and Supplementary Data.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

(a)	Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed.  Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so.  Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading.  A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities.  Through December 31, 2011 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

2011

            During 2011, the Partnership achieved net realized and unrealized gains of $4,717,099 from its trading activities, including brokerage commissions of $1,941,056.  The Partnership accrued total expenses of $4,497,909, including $969,544 in incentive fees, $1,462,413 in management fees paid to the General Partner, and $1,714,967 in service and professional fees.  The Partnership earned $265,206 in interest income during 2011.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for each quarter during 2011 is set forth below.

Fourth Quarter 2011.  The Partnership achieved a gain in October 2011 as the program continued to benefit from turbulence in stock index and interest rate futures. Equity markets rebounded strongly from their five-month free fall; however, markets began to sell off again at month-end. The Partnership profitably traded Euro-Bund futures contracts and took advantage of rising interest rates on the long end of the US yield curve. Trading in Euro futures continued to be strong as the currency gained in conjunction with renewed investor confidence.  Crude oil futures also played a positive role in the month’s final tally. The Partnership achieved a gain in November 2011 booking large gains on the first and last day of the month, and was profitable on five of the last six trading days of November.  On the first of the month, when the program was largely short stock index futures and long interest rates, the Greek government called for a referendum on the latest bailout package causing the markets to fall and interest rate futures to rally sharply, producing large gains. Euro-Bund and Dax futures were the most profitable contracts during the month, as the Partnership took advantage of continued volatility in Europe. The Partnership experienced a loss in December 2011.  Trading in futures contracts on US Treasury notes and bonds proved challenging as news continued to fuel uncertainty regarding the European monetary union. The Partnership also lost money in futures contracts on the Nasdaq and S&P 500. Euro currency and Euro-Bund trading were among the Partnership’s most lucrative contracts. The program held short positions in gold futures for all but the last day of the month, during which time the price of gold contracts dropped significantly.

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

10

2010

During 2010, the Partnership achieved net realized and unrealized gains of $275,424 from its trading activities, including brokerage commissions of $1,178,732.  The Partnership accrued net expenses of $2,520,021, including $375,888 in incentive fees, $904,887 in management fees paid to the General Partner, and $1,094,195 in service and professional fees.  The Partnership earned $340,113 in interest income during 2010.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for each quarter during 2010 is set forth below.

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

11

2009

The Partnership commenced operations on October 7, 2009.  During the fourth quarter of 2009, the Partnership achieved net realized and unrealized losses of $895,208 from its trading activities, including brokerage commissions of $65,454.  The Partnership accrued total expenses of $137,232, including $43,291 in management fees paid to the General Partner, and $83,792 in service and professional fees.  The Partnership earned $16,661 in interest income during 2009.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the fourth quarter of 2009 is set forth below.

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

Altegris Funds believes that the Partnership’s most critical accounting estimates relate to the valuation of the Partnership’s assets.  Futures and options on futures contracts are valued using the primary exchange’s closing price.  Forward currency contracts are stated at fair value using spot currency rates provided by Newedge USA, LLC and adjusted for interest rates and other typical adjustment factors. U.S. government agency securities are generally valued based on quoted prices in active markets.  Corporate notes and repurchase agreements are generally valued at fair value, which usually approximates cost, given their short duration from the time of purchase.  Security transactions are recorded on the trade date.  Realized gains and losses from security transactions are determined using the identified cost method.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition.  Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period.  Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2011.  In making this assessment, Management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2011, the Partnership’s internal control over financial reporting was effective.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in the Partnership’s internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Jon C. Sundt (age 49) is the President, CEO and a director of Altegris Funds (October 2004 to present), having also served as a Vice President from July 2002 to October 2004.  Mr. Sundt has also been (1) the President, CEO and a director of Altegris Investments, Inc. (Altegris) (July 2002 to present), a current broker-dealer affiliate of Altegris Funds, and formerly an IB and CTA; (2) a manager and the President and CEO of Altegris Advisors, L.L.C. (Advisors), an affiliate of Altegris Funds and an SEC-registered investment adviser (February 2010 to present); (3) a manager and the President and CEO of Altegris Futures, L.L.C. (Altegris Futures), an IB and an affiliate of Altegris Funds (September 2010 to present); (4) a manager and the President and CEO of Altegris Clearing Solutions, L.L.C. (formerly known as Altegris Partners, L.L.C.) (Clearing Solutions), an IB and CTA and an affiliate of Altegris Funds (December 2008 to present); and (5) a manager and the President and CEO of Altegris Services, L.L.C. (Services), an administrative and operations affiliate of Altegris Funds (May 2010 to present).  Mr. Sundt became a principal of Altegris Funds in July 2002.   Mr. Sundt attended the University of California, San Diego.

Robert J. Amedeo (age 57) has served as a director of Altegris Funds since July 2002.  He has also been a Vice President of Altegris Funds (October 2004 to January 2011), and President of Altegris Funds (July 2002 to October 2004), and he currently serves as Executive Vice President (January 2011 to present).  Mr. Amedeo has also been (1) an Executive Vice President and director of Altegris; (2) a manager and Executive Vice President of Advisors (February 2010 to present); (3) a manager and Executive Vice President of Clearing Solutions (December 2008 to present); (4) a manager and Executive Vice President of Services (May 2010 to present); and (5) a manager and Executive Vice President of Altegris Futures (September 2010 to present).  In addition to his responsibilities as an officer and director of Altegris Funds and Altegris, Mr. Amedeo has pursued business development projects for the companies and their affiliates.  Mr. Amedeo is a graduate of Northwestern University and received a Juris Doctor degree from DePaul University. Mr. Amedeo is currently Chairman of the NFA’s CPO/CTA Advisory Committee.

Matthew C. Osborne (age 46) has served as a director of Altegris Funds since July 2002.  He has also served as a Vice President of Altegris Funds (July 2002 to January 2011), and currently serves as Executive Vice President (January 2011 to present).  Mr. Osborne has also been (1) an Executive Vice President, Chief Investment Officer and a director of Altegris (July 2002 to May 2010); (2) a manager and Executive Vice President of Advisors (February 2010 to present); (3) a manager and Executive Vice President of Clearing Solutions (December 2008 to present); (4) a manager and Executive Vice President of Services (February 2010 to present); and (5) a manager and Executive Vice President of Altegris Futures (September 2010 to present).

Richard G. Pfister (age 39) has served as a director of Altegris Funds since October 2004.   He has also served as a Vice President (October 2004 to January 2011) and currently serves as Executive Vice President (January 2011 to present).  Mr. Pfister has also served as (1) an Executive Vice President and director of Altegris

(October 2004 to present); (2) a manager and Executive Vice President of Clearing Solutions (December 2008 to present); and (3) a manager and Executive Vice President of Altegris Futures (September 2010 to present).  Mr. Pfister graduated from the University of San Diego and holds the Chartered Alternative Investments Analyst (CAIA) designation.

Kenneth I. McGuire (age 53) became the Chief Operating Officer of Altegris Funds in May 2010 and is a principal of Altegris Funds (June 2010 to present).  Mr. McGuire also serves as Chief Operating Officer for Advisors (February 2010 to present), and Services (May 2010 to present).  His duties within the Altegris Companies include supervision of personnel in the software development, information technology, fund operations and futures operations businesses of the Altegris Companies. During the past five years, Mr. McGuire was employed by The Bank of New York Mellon, an asset management and securities services company, as a Managing Director (April 2006 to October 2009). Mr. McGuire was employed within BNY Mellon Alternative Investment Services, serving as Product Manager for that unit’s Single Manager Hedge Fund services. Mr. McGuire was a Strategic Advisor with Harvest Technology, a boutique investment technology consultancy (May 2005 to April 2006). Mr. McGuire graduated Magna Cum Laude from Hofstra University with a degree in Computer Science/Mathematics and received his MBA with a concentration in Management from Adelphi University.

Gurinder S. Ahluwalia (age 47) became a Director and principal of Altegris Funds in January 2011.  Mr. Ahluwalia has served as President and CEO of Genworth Financial Wealth Management (GFWM), an investment advisory firm (June 2009 to present), as Co-Chairman of GFWM (July 2008 to June 2009), and as Vice Chairman of AssetMark Investment Services, Inc. (“AssetMark”) (August 2006 to July 2008). GFWM was created by the 2008 combination of two affiliated investment advisory firms: AssetMark and Genworth Financial Asset Management, Inc. (“GFAM”). Mr. Ahluwalia has also served in the capacities as: (i) President, Chairman and a Trustee of Genworth Financial Asset Management Funds, a mutual fund complex (February 2004 to present); (ii) a Trustee of the Genworth Variable Insurance Trust, a mutual fund offered through variable insurance products (July 2008 to present); and (iii) as a Director on the Boards of GFWM (August 2008 to present), GFAM (January 2004 to August 2008), Genworth Financial Trust Company (“GFTC”), an Arizona chartered trust company and custodian (January 2004 to present), Centurion Financial Advisors, Inc. (“CFA”), an investment advisory firm (January 2004 to present), and Centurion Capital Group, Inc., an intermediate holding company for CFA, GFWM and GFTC (January 2004 to present). In addition, Mr. Ahluwalia has since July 2006 served as a Vice President of Genworth, the publicly traded global financial security company and parent company of Altegris Funds and its direct affiliates, as well as the ultimate parent holding company for all other Genworth affiliated companies. Mr. Ahluwalia holds a B.S. in Computer Science from New York University, a B.E. in Electrical Engineering from Cooper Union, and an M.S. in Electrical Engineering from the New Jersey Institute of Technology.

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

The Partnership has no employees, officers or directors and is managed by Altegris Funds.  Altegris Funds has adopted a Code of Ethics that applies to its principal executive officers and certain other persons associated with Altegris Funds.  A copy of this Code of Ethics may be obtained at no charge by written request to Altegris Funds, 1202 Bergen Parkway, Suite 212, Evergreen, Colorado 80439.  Altegris Funds intends to adopt all or substantially all of the code of ethics of Genworth Financial, Inc in 2012.  Richard G. Pfister will file a Form 5 in April 2011, a late filing.  No subsequent filings on Form 4 or Form 5 have been required as there have been no changes in beneficial ownership of the Partnership that would trigger Form 4 or Form 5 filing requirements during the period.

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

From January 1, 2011, Altegris Futures, in its capacity as Introducing Broker to the Partnership, received compensation for brokerage-related services.  The Partnership will pay monthly brokerage charges equal to the greater of (A) actual commissions of $9.75 per round-turn (higher for certain exchanges or commodities) multiplied by number of round-turn trades, which amount includes other transaction costs; or (B) an amount equal to 0.125% of the management fee net asset value of all Interest holders’ month-end capital account balances (1.50% annually).  If actual monthly commissions and transaction costs in (A) above are less than the amount in (B) above, the Partnership will pay the difference to the Introducing Broker as payment for brokerage-related services.  In any month when the amount in (A) is greater than the amount in (B) above, the Partnership will pay only the amount described in (A) above.

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

The Partnership has no officers or directors.  Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by Altegris Funds, which has delegated discretionary authority over the Partnership’s trading to QIM.  As of February 29, 2012, Altegris Funds’ general partner interest in the Partnership was valued at $804.50, which constituted approximately 0% of the Partnership’s total assets.  Altegris Funds and the principals of Altegris Funds may purchase Interests.  As of February 29, 2012, the following directors and executive officers of Altegris Funds owned Interests in the Partnership:  Jon C. Sundt, Robert J. Amedeo, Richard G. Pfister, and Matthew Osborne.  The direct and indirect holding of Interests of each director and executive officer and the total aggregate ownership of Interests is less than 1% of the Partnership’s total assets.

(c)	Changes in Control

None.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Partnership does not engage in any transactions with Altegris Funds or its affiliates other than in respect of the services and payment of fees therefor described above in Item 1.

The Partnership paid to Altegris Funds monthly management fees totaling $1,462,413 for the year ended December 31, 2011.  The Partnership paid to Altegris Funds administrative fees totaling $338,185 for the year ended December 31, 2011.

The Partnership paid to Altegris monthly continuing compensation of $352,331 for the year ended December 31, 2011.  Altegris Futures, in its capacity as the Introducing Broker for the Partnership, received from the Partnership’s clearing broker the following compensation: a portion of the brokerage commissions paid by the Partnership to Newedge USA, and of the interest income earned on Partnership’s assets held at Newedge USA, equal to $845,472 for the year ended December 31, 2011.   In addition, Altegris Futures, in its capacity as Introducing Broker, receives from the Partnership, monthly brokerage charges as described in Item 11.  For the year ended December 31, 2011 the Partnership paid monthly brokerage charges of $621,604.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth (a) the fees billed to the Partnership for professional audit services provided by Spicer Jeffries LLP, the Partnership’s independent registered public accountant, for the audit of the Partnership’s annual financial statements for the year ended December 31, 2010 and (b) the fees expected to be billed to the Partnership for professional audit services provided by Ernst & Young LLP for the audit of the Partnership’s annual financial statements for the year ended December 31, 2011..

FEE CATEGORY	2011	2010

Audit Fees	$47,000	$30,000
Audit-Related Fees	-	-
Tax Fees	53,500	7,500
All Other Fees	-	-

TOTAL FEES	$100,500	$37,500

Audit Fees consist of fees paid to Spicer Jeffries LLP or Ernst and Young LLP (as applicable) for (i) the audit of Altegris QIM Futures Fund, L.P.’s annual financial statements included in the annual report on Form 10-K, and review of financial statements included in the quarterly reports on Form 10-Q and filed on Altegris QIM Futures Fund, L.P.’s current reports on Form 8-K; and (ii) services that are normally provided by the Independent Registered Public Accountants in connection with statutory and regulatory filings of registration statements.

Tax Fees consist of fees paid to Spicer Jeffries LLP or Ernst and Young LLP (as applicable) for professional services rendered in connection with tax compliance and Partnership income tax return filings.

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

Dated: March 30, 2012	Altegris QIM FUTURES FUND, L.P.

	By:	ALTEGRIS PORTFOLIO MANAGEMENT, INC.

	By:	/s/ Jon C. Sundt
	Name:	Jon C. Sundt
	Title:	Principal Executive and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant and in the capacities and on the date indicated.

Dated: March 30, 2012
	By:	/s/ Jon C. Sundt
	Name:	Jon C. Sundt
	Title:	Executive Officer, Principal Financial Officer and majority of the board of directors, or equivalent thereof, of Altegris Portfolio Management, Inc.

ALTEGRIS QIM FUTURES FUND, L.P.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
AND FOR THE PERIOD FROM OCTOBER 7, 2009 (INCEPTION OF TRADING)
TO DECEMBER 31, 2009

ALTEGRIS QIM FUTURES FUND, L.P.

TABLE OF CONTENTS

PAGES
Affirmation of the Commodity Pool Operator	1
Independent Auditor’s Report	2
Financial Statements
Statements of Financial Condition	3
Condensed Schedules of Investments	4 - 7
Statements of Operations	8
Statements of Changes in Partners’ Capital (Net Asset Value)	9
Notes to Financial Statements	10 - 24

ALTEGRIS QIM FUTURES FUND, L.P.
AFFIRMATION OF THE COMMODITY POOL OPERATOR

To the Partners of
Altegris QIM Futures Fund, L.P.

To the best of the knowledge and belief of the undersigned, the information contained in this Annual Report for years ended December 31, 2011 and 2010 and the period October 1, 2009 (inception of trading) to December 31, 2009 is accurate and complete.

By:	/s/ Robert J. Amedeo
Altegris Portfolio Management, Inc.
Commodity Pool Operator for
Altegris QIM Futures Fund, L.P.
By: Robert J. Amedeo, Executive Vice President

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm
The Board of Directors and Partners of Altegris QIM Futures Fund, L.P.

We have audited the statement of financial condition of Altegris QIM Futures Fund, L.P. as of December 31, 2011, and the related statements of operations and changes in partners’ capital for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Altegris QIM Futures Fund, L.P. for the year and period ended December 31, 2010 and October 7, 2009 through December 31, 2009, respectively, were audited by other auditors whose report dated March 25, 2011, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Altegris QIM Futures Fund, L.P. at December 31, 2011, and the results of its operations, and changes in partners’ capital for the year ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Philadelphia, PA
March 26, 2012

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2011 and 2010

	2011	2010
ASSETS
Equity in Newedge USA, LLC account:
Restricted cash	$3,834,746	$3,149,900
Cash	6,573,863	5,953,167
Restricted foreign currency	2,317,800	1,392,066
Unrealized gain (loss) on open commodity futures contracts	0	634,517

	12,726,409	11,129,650

Cash and cash equivalents	5,822,859	686,709
Investment securities at value
(cost - $112,611,968 and $115,456,903)	112,613,673	115,425,545
Receivable from General Partner	0	142,556
Interest receivable	31,136	101,769

Total assets	$131,194,077	$127,486,229

LIABILITIES
Equity in Newedge USA, LLC account:
Foreign currency	$2,315,279	$1,395,720
Unrealized gain (loss) on open commodity futures contracts	1,400,793	0

	3,716,072	1,395,720

Commissions payable	77,167	92,817
Management fee payable	123,145	115,629
Administrative fee payable	28,226	27,122
Service fees payable	85,637	85,957
Incentive fees payable	712,477	309,798
Redemptions payable	1,210,184	666,997
Subscriptions received in advance	2,602,678	3,785,720
Other liabilities	225,456	142,573

Total liabilities	8,781,042	6,622,333

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	864	864
Limited Partners	122,412,171	120,863,032

Total partners' capital (Net Asset Value)	122,413,035	120,863,896

Total liabilities and partners' capital	$131,194,077	$127,486,229

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2011

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Value	% of Partners Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$7,625,000	1/3/2012	Federal Farm Credit Bank Disc Note, 0.01%	$7,624,996	6.23%
2,130,000	4/4/2013	Federal Farm Credit Bank, 0.84%	2,132,916	1.74%
1,000,000	5/2/2013	Federal Farm Credit Bank, 0.75%	1,005,515	0.82%
1,500,000	4/2/2012	Federal Home Loan Bank, 0.17%	1,500,186	1.23%
500,000	5/18/2012	Federal Home Loan Bank, 1.125%	501,883	0.41%
1,500,000	7/18/2012	Federal Home Loan Bank, 0.25%	1,500,323	1.23%
2,000,000	8/22/2012	Federal Home Loan Bank, 0.18%	1,999,268	1.63%
5,100,000	9/7/2012	Federal Home Loan Bank, 0.14%	5,096,450	4.16%
5,000,000	9/10/2012	Federal Home Loan Bank, 0.14%	4,996,445	4.08%
2,000,000	9/14/2012	Federal Home Loan Bank, 0.20%	1,999,372	1.63%
3,500,000	9/25/2012	Federal Home Loan Bank, 0.14%	3,497,235	2.86%
6,500,000	10/25/2012	Federal Home Loan Bank, 0.125%	6,493,422	5.31%
4,000,000	11/16/2012	Federal Home Loan Bank, 0.50%	4,001,564	3.27%
500,000	4/29/2013	Federal Home Loan Mortgage Corporation, 0.70%	500,147	0.41%
2,350,000	2/13/2012	Federal Home Loan Mort Corp Disc Note, 0.02%	2,349,946	1.92%
150,000	4/9/2012	Federal Home Loan Mort Corp Disc Note, 0.02%	149,992	0.12%
3,000,000	5/29/2012	Federal Home Loan Mort Corp Disc Note, 0.02%	2,999,754	2.45%
3,800,000	5/1/2012	Federal National Mort Assoc Disc Note, 0.00%	3,799,749	3.10%
2,750,000	4/20/2012	Federal National Mortgage Association, 1.875%	2,764,583	2.26%
3,000,000	10/30/2012	Federal National Mortgage Association, 0.50%	3,004,686	2.45%

Total U.S. Government Agency Bonds and Notes (cost - $57,916,727)			57,918,432	47.31%

Corporate Notes
$1,800,000	1/27/2012	Amsterdam Funding Corp Disc Note, 0.28%	1,799,594	1.47%
1,100,000	1/3/2012	Argento Variable Funding Corp Disc Note, 0.31%	1,099,725	0.90%
500,000	1/4/2012	Aspen Funding Corp Disc Note, 0.35%	499,877	0.41%
3,100,000	1/4/2012	Bank of Montreal Disc Note, 0.12%	3,100,000	2.53%
3,000,000	1/3/2012	Bank of Nova Scotia Disc Note, 0.03%	2,999,990	2.45%
3,000,000	1/4/2012	Bank of Tokyo-Mitsubishi UFJ Ltd Disc Note, 0.10%	2,999,942	2.45%
3,250,000	1/9/2012	Coca-Cola Enterprises Inc Disc Note, 0.05%	3,249,887	2.65%
4,000,000	1/11/2012	General Electric Capital Corp Disc Note, 0.02%	3,999,969	3.27%
2,800,000	1/13/2012	Google Inc Disc Note, 0.05%	2,799,891	2.29%
2,500,000	1/6/2012	Grampian Funding LLC Disc Note, 0.30%	2,499,417	2.04%
3,500,000	1/6/2012	Mizuho Funding LLC Disc Note, 0.20%	3,499,449	2.86%
2,370,000	1/13/2012	Mont Blanc Capital Disc Note, 0.34%	2,369,348	1.93%
3,700,000	1/13/2012	National Australian Bank Disc Note, 0.05%	3,700,000	3.02%
350,000	1/11/2012	National Bank of Canada Disc Note, 0.09%	350,000	0.29%
2,150,000	1/6/2012	Netjets Inc Disc Note, 0.06%	2,149,896	1.76%
1,450,000	1/13/2012	Norinchukin Bank Disc Note, 0.30%	1,450,000	1.18%
2,230,000	1/5/2012	Pfizer Inc Disc Note, 0.03%	2,229,963	1.82%
2,100,000	1/10/2012	Shizuoka Bank/New York Disc Note, 0.40%	2,100,146	1.72%
2,800,000	1/6/2012	State Street Bank & Trust Disc Note, 0.10%	2,799,767	2.29%
3,400,000	1/12/2012	Sumitomo Trust & Banking Co Disc Note, 0.24%	3,399,365	2.78%
3,000,000	1/6/2012	Tasman Funding Inc Disc Note, 0.40%	2,999,090	2.45%
2,600,000	1/23/2012	Toyota Motor Credit Corp Disc Note, 0.04%	2,599,925	2.12%

Total Corporate Notes (cost - $54,695,241)			54,695,241	44.68%

Total Investment Securities (cost - $112,611,968)			$112,613,673	91.99%

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2011

	Range of Expiration Dates	Number of Contracts	Value	% of Partners Capital

Long Futures Contracts:
Agriculture	Feb 12 - Mar 12	23	$21,603	0.02%
Currencies	Mar 12	53	33,197	0.03%
Energy	Feb 12	72	(39,902)	(0.03)%
Interest Rates	Mar 12 - Dec 12	180	306,344	0.25%
Metals	Feb 12 - Apr 12	24	(34,134)	(0.03)%
Stock Indices	Mar 12	23	4,484	0.00%

Total Long Futures Contracts		375	291,592	0.24%

Short Futures Contracts:
Agriculture	Mar 12	132	(118,140)	(0.10)%
Currencies	Mar 12	141	(52,983)	(0.05)%
Energy	Feb 12	7	7,726	0.01%
Interest Rates	Mar 12 - Dec 12	175	(77,160)	(0.06)%
Metals	Mar 12	12	(2,880)	(0.00)%
Stock Indices	Jan 12 - Mar 12	288	(248,659)	(0.20)%
Treasury Rates	Mar 12	1,541	(1,200,289)	(0.98)%

Total Short Futures Contracts		2,296	(1,692,385)	(1.38)%

Total Futures Contracts		2,671	$(1,400,793)	(1.14)%

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2010

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Value	% of Partners Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$2,330,000	6/8/2012	Federal Farm Credit Bank, 0.64%	$2,330,061	1.93%
4,400,000	6/14/2012	Federal Farm Credit Bank, 1.11%	4,415,202	3.65%
4,590,000	8/2/2012	Federal Farm Credit Bank, 0.73%	4,600,975	3.81%
2,500,000	10/4/2012	Federal Farm Credit Bank, 0.60%	2,499,243	2.07%
2,500,000	11/9/2012	Federal Farm Credit Bank, 0.50%	2,488,805	2.06%
1,000,000	4/26/2012	Federal Farm Credit Bank Discount Note, 0.375%	999,458	0.83%
4,000,000	12/30/2011	Federal Home Loan Bank, 0.50%	4,000,000	3.31%
2,250,000	8/23/2012	Federal Home Loan Bank, 0.50%	2,247,428	1.86%
1,800,000	10/18/2012	Federal Home Loan Bank, 0.625%	1,796,576	1.49%
2,500,000	11/15/2012	Federal Home Loan Bank, 0.625%	2,489,710	2.06%
3,000,000	7/26/2012	Federal Home Loan Mortgage Corporation, 1.00%	3,000,942	2.48%
1,492,000	7/8/2011	Federal National Mort Assoc Disc Note, 0.41%	1,490,612	1.23%
9,150,000	7/12/2012	Federal National Mortgage Association, 1.05%	9,151,034	7.57%
3,000,000	9/17/2012	Federal National Mortgage Association, 0.75%	3,001,920	2.48%
4,750,000	11/1/2012	Federal National Mortgage Association, 0.55%	4,734,676	3.92%
3,000,000	11/9/2012	Federal National Mortgage Association, 0.625%	2,991,786	2.48%
4,000,000	12/13/2012	Federal National Mortgage Association, 0.80%	3,986,444	3.30%

Total U.S. Government Agency Bonds and Notes (cost - $56,256,230)			56,224,872	46.53%

Corporate Notes
$2,600,000	1/3/2011	Atmos Energy Corp Disc Note, 0.28%	2,599,899	2.15%
4,600,000	1/3/2011	Autozone Inc Disc Note, 0.32%	4,599,755	3.81%
1,002,000	1/7/2011	Autozone Inc Disc Note, 0.30%	1,001,942	0.83%
5,600,000	1/5/2011	Avery Dennison Corp Disc Note, 0.30%	5,599,673	4.63%
1,475,000	1/3/2011	Bank of America Repo, 0.07%	1,475,000	1.22%
5,620,000	1/4/2011	Barclays US Fund Corp Disc Note, 0.23%	5,618,995	4.65%
430,000	1/20/2011	Conocophillips Qatar F Disc Note, 0.26%	429,907	0.36%
5,600,000	1/12/2011	Credit Agricole N A Disc Note, 0.28%	5,599,401	4.63%
2,324,000	1/3/2011	Dentsply Intl Inc, 0.32%	2,323,938	1.92%
5,600,000	1/5/2011	Dexia Delaware LLC Disc Note, 0.34%	5,599,630	4.63%
5,600,000	1/7/2011	Nissan Mtr Accp CP Disc note, 0.21%	5,599,079	4.63%
1,902,000	1/3/2011	Pacificorp Disc Note, 0.30%	1,901,952	1.57%
2,220,000	1/12/2011	Philip Morris Intl Inc Disc Note, 0.21%	2,219,650	1.84%
5,600,000	1/5/2011	Prudential Funding Corp Disc Note, 0.30%	5,599,673	4.63%
23,000	1/3/2011	Societe Generale North America Inc Disc, 0.10%	23,000	0.02%
2,800,000	1/12/2011	Societe Generale North America Inc Disc, 0.27%	2,799,711	2.32%
2,410,000	1/3/2011	Spectra Energy Captl Disc Note, 0.38%	2,409,827	1.99%
3,000,000	1/5/2011	Spectra Energy Captl Disc Note, 0.35%	2,999,796	2.48%
800,000	1/11/2011	Svenska Handlsbn S Bank Disc Note, 0.24%	799,845	0.66%

Total Corporate Notes and Repurchase Agreements (cost - $59,200,673)			59,200,673	48.97%

Total Investment Securities (cost - $115,456,903)			$115,425,545	95.50%

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

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 AND THE PERIOD
OCTOBER 7, 2009 (INCEPTION OF TRADING) TO DECEMBER 31, 2009

	2011	2010	2009
TRADING (LOSSES)
Gain (loss) on trading of commodity futures
Realized	$8,596,171	$1,070,005	$(1,076,811)
Change in unrealized	(2,035,310)	357,647	276,870
Brokerage commissions	(1,941,056)	(1,178,732)	(65,454)

Gain from trading futures	4,619,805	248,920	(865,395)

Gain (loss) on trading of securities
Realized	84,882	53,498	113
Change in unrealized	33,063	75	(31,433)

Gain (loss) from trading securities	117,945	53,573	(31,320)

Foreign currency gains (losses)	(20,651)	(27,069)	1,507

Total trading gains (losses)	4,717,099	275,424	(895,208)

NET INVESTMENT INCOME (LOSS)
Income
Interest income	265,206	340,113	16,661

Expenses
Management fee	1,462,413	904,887	43,291
Service fees	1,040,721	682,404	46,393
Incentive fees	969,544	375,888	0
Professional fees	674,246	411,791	37,399
Administrative fee	338,185	213,867	10,149
Organization and initial offering expenses	12,800	3,200	0

Total expenses before operating expense cap	4,497,909	2,592,037	137,232

Expenses exceeding operating expense cap	0	(72,016)	(25,509)

Net expenses	4,497,909	2,520,021	111,723

Net investment loss	(4,232,703)	(2,179,908)	(95,062)

NET INCOME (LOSS)	$484,396	$(1,904,484)	$(990,270)

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 AND FOR THE PERIOD
OCTOBER 7, 2009 (INCEPTION OF TRADING) TO DECEMBER 31, 2009

		Limited Partners

	Total	Class A	Class B	Institutional Interests	Special Interests	General Partner

Balances at October 7, 2009 (Inception of Trading)	$0	$0	$0	$0	$0	$0

Capital additions	24,539,534	13,735,554	4,966,980	3,336,000	2,500,000	1,000

Capital withdrawals	(400,000)	0	0	0	(400,000)	0

From operations:
Net investment income (loss)	(95,062)	(80,960)	(9,789)	(3,649)	(658)	(6)
Net realized gain (loss) from investments	(1,140,645)	(645,709)	(216,144)	(159,057)	(119,680)	(55)
Net change in unrealized gain (loss) from investments	245,437	148,581	85,132	29,488	(17,761)	(3)
Net income (loss)	(990,270)	(578,088)	(140,801)	(133,218)	(138,099)	(64)

Offering costs, net of reimbursements	(9,072)	(5,187)	(1,822)	(1,238)	(823)	(2)

Balances at December 31, 2009	23,140,192	13,152,279	4,824,357	3,201,544	1,961,078	934

Transfers	0	246,464	(1,070,855)	824,391	0	0

Capital additions	111,271,822	45,233,746	47,112,814	18,925,262	0	0

Capital withdrawals	(11,590,716)	(6,208,905)	(2,260,258)	(2,166,082)	(955,471)	0

From operations:
Net investment income (loss)	(2,179,908)	(1,379,061)	(666,133)	(133,188)	(1,495)	(31)
Net realized gain (loss) from investments	(82,298)	(228,554)	339,822	(93,322)	(100,207)	(37)
Net change in unrealized gain (loss) from investments	357,722	121,931	159,987	78,848	(3,042)	(2)
Net income (loss)	(1,904,484)	(1,485,684)	(166,324)	(147,662)	(104,744)	(70)

Offering costs, net of reimbursements	(52,918)	(22,581)	(21,146)	(8,285)	(906)	0

Balances at December 31, 2010	120,863,896	50,915,319	48,418,588	20,629,168	899,957	864

Transfers	0	(220,990)	(262,792)	483,782	0	0

Capital additions	35,359,185	15,033,796	10,364,722	9,960,667	0	0

Capital withdrawals	(34,214,579)	(14,863,403)	(11,831,149)	(6,626,199)	(893,828)	0

From operations:
Net investment income (loss)	(4,232,703)	(2,415,552)	(1,290,838)	(523,231)	(3,049)	(33)
Net realized gain (loss) from investments	6,719,346	2,762,306	2,537,656	1,412,866	6,471	47
Net change in unrealized gain (loss) from investments	(2,002,247)	(813,722)	(778,886)	(400,624)	(9,001)	(14)
Net income (loss)	484,396	(466,968)	467,932	489,011	(5,579)	0

Offering costs, net of reimbursements	(79,863)	(33,304)	(31,940)	(14,069)	(550)	0

Balances at December 31, 2011	$122,413,035	$50,364,450	$47,125,361	$24,922,360	$0	$864

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

A.	General Description of the Partnership

Altegris QIM Futures Fund, L.P. (“Partnership”) (formerly APM – QIM Futures Fund, L.P.) was organized as a Delaware limited partnership in June 2009.  The Partnership's general partner is Altegris Portfolio Management, Inc. (d/b/a Altegris Funds) ("General Partner").  The Partnership speculatively trades commodity futures contracts, and may trade options on futures contracts, forward contracts and other commodity interests.  The objective of the Partnership’s business is appreciation of its assets. It is subject to the regulations of the Commodity Futures Trading Commission (the “CFTC”), an agency of the U.S. Government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges and Futures Commission Merchants (brokers) through which the Partnership trades.

B.	Basis of Presentation and Use of Estimates

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of December 31, 2011 and 2010 and for the period October 7, 2009 (inception of trading) to December 31, 2009, and reported amounts of income and expenses for the years and period then ended.  Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable, however, actual results could differ from these estimates and it is reasonably possible that differences could be material.

C.	Fair Value

In accordance with the authoritative guidance under U.S. GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, the Partnership uses various valuation approaches. The authoritative guidance under U.S. GAAP establishes a fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Partnership.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Fair Value (continued)

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

Level 3 - Valuations based on inputs that are unobservable.

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

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Fair Value (continued)

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

The fair value of U.S. Government agency bonds and notes is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. Government agency bonds and notes are generally categorized in Levels 1 or 2 of the fair value hierarchy. There were no fair value U.S. Government agency bonds and notes at December 31, 2011 and 2010.

The fair value of corporate notes is estimated using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as of the notes. If the spread data does not reference the issuer, then data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, notes, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are generally categorized in Level 2 of the fair value hierarchy. In instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. There were no fair value corporate notes at December 31, 2011 and 2010.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. There were no changes in the Fund’s valuation methodology during the years ended December 31, 2011 and 2010.

ALTEGRIS QIM FUTURES FUND, L.P
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Fair Value (continued)

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of December 31, 2011 and December 31, 2010:

December 31, 2011	Level 1	Level 2	Level 3	Balance as of December 31, 2011

Assets

Futures contracts (1)	$406,872	$-	$-	$406,872
U.S. Government agency bonds and notes	57,918,432	-	-	57,918,432
Corporate notes	-	54,695,241	-	54,695,241

Total Assets	$58,325,304	$54,695,241	$-	$113,020,545

Liabilities

Futures contracts (1)	$(1,807,665)	$-	$-	$(1,807,665)

December 31, 2010	Level 1	Level 2	Level 3	Balance as of December 31, 2010

Assets

Futures contracts (1)	$1,623,156	$-	$-	$1,623,156
U.S. Government agency bonds and notes	56,224,872	-	-	56,224,872
Corporate notes	-	59,200,673	-	59,200,673

Total Assets	$57,848,028	$59,200,673	$-	$117,048,701

Liabilities:
Futures contracts (1)	$(988,639)	$-	$-	$(988,639)

(1)	See Note 7. "Financial Derivative Instruments" for the fair value in each type of contracts within this category.

For the years ended December 31, 2011 and 2010, there were no transfers between Level 1 and Level 2 assets and liabilities.

D.	Investment Transactions and Investment Income

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

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

D.	Investment Transactions and Investment Income (continued)

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

E.	Futures Contracts

The Partnership may engage in futures contracts as part of its investment strategy to hedge against changes in the value of its portfolio securities and in the value of securities it intends to purchase. Upon entering into a futures contract, the Partnership is required to deposit with the broker an amount of cash or cash equivalents equal to a certain percentage of the contract amount. This is known as the “initial margin.” Subsequent payments (“variation margin”) are made or received by the Partnership each day, depending on the daily fluctuations in the value of the contract, and are included in unrealized appreciation/depreciation on futures contracts. The Partnership recognizes a realized gain or loss when the contract is closed.

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments, which may not correlate with the change in value of the investments that are intended to hedge against. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at December 31, 2011 are reflected within the Condensed Schedule of Investments.

F.	Foreign Currency Transactions

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

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

G.	Cash and Cash Equivalents

Cash and cash equivalents includes cash and other highly liquid investments with financial institutions containing original maturity dates of 90 days or less. A portion of the cash designated as Equity in Newedge USA, LLC is restricted and held as margin collateral for futures transactions.

The Partnership maintains a custody account with a major financial institution. At times, the Partnership’s cash balance could exceed the insured amount under the Federal Deposit Insurance Corporation (“FDIC”). The FDIC temporarily increased its limit to $250,000 until December 31, 2013. The Partnership has not experienced any losses in such accounts and believes it is not subject to any significant credit risk related to its cash account.

H.	Organization Costs

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

I.	Offering Costs

Offering costs incurred in connection with the ongoing offering of the Partnership’s interests are borne by the Partnership.  These costs include, but are not limited to, legal fees pertaining to updating the Partnership’s offering documents and materials, accounting and printing costs.  These costs are charged to partners’ capital as incurred.

J.	Income Taxes

As an entity taxable as a partnership, the Partnership is not itself subject to federal income tax. The Partnership prepares and files calendar year U.S. and applicable state information tax returns and reports to the partners their allocable shares of the Partnership’s income and expenses.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

J.	Income Taxes (continued)

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority.  De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital.  Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2011 and 2010.  However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively.  No interest expense or penalties have been recognized as of and for the years ended December 31, 2011, and December 31, 2010 or as of December 31, 2009 and for the period from October 7, 2009 (inception of trading) to December 31, 2009.

The Partnership is subject to income tax examinations by major taxing authorities for all tax years since its inception.

K.	Reclassifications

Certain amounts in the 2010 and 2009 financial statements were reclassified to conform to the 2011 presentation.

NOTE 2 - PARTNERS’ CAPITAL

A.	Subscriptions, Distributions and Redemptions

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

No Limited Partner shall be liable for any debts or liabilities of the Partnership or any losses thereof in excess of such Limited Partner's capital contributions, except as may be required by law.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 - PARTNERS’ CAPITAL (CONTINUED)

B.	Capital Accounts and Allocation of Income and Loss

The Partnership accounts for subscriptions, allocations and redemptions on a per partner capital account basis.

The Partnership consists of the General Partner’s Interest, Special Interests, Class A Interests, Class B Interests and Institutional Interests (collectively referred to as “Interests”).  Income or loss (prior to management fees, administrative fees, service fees and incentive fees) is allocated pro rata among the partners based on their respective capital accounts as of the end of each month in which the items accrue pursuant to the terms of the Partnership’s agreement of limited partnership, as may be amended and restated from time to time (the “Agreement”).  Special Interests, Class A Interests, Class B Interests and Institutional Interests are then charged with their applicable management fee, administrative fee, service fee and incentive fee in accordance with the Agreement. Class A Interests, Class B Interests and Institutional Interests were first issued by the Partnership on October 1, 2009. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner.

NOTE 3 - RELATED PARTY TRANSACTIONS

A.	General Partner Management Fee

The General Partner receives from the Partnership a monthly management fee equal to 0.104% (1.25% annually) for Class A and Class B, 0.0625% (0.75% annually) for Institutional Interests, and 0.0208% (0.25% annually) for Special Interests of the Partnership's management fee net asset value (as defined in the Agreement). The General Partner may declare any limited partner of the Partnership (each, a “Limited Partner” and collectively the “Limited Partners”) a “Special Limited Partner” and the management fees or incentive fees charged to any such partner may be different than those charged to other Limited Partners.

Total management fees earned by the General Partner for the years ended December 31, 2011 and 2010 and for the period from October 7, 2009 (inception of trading) to December 31, 2009 were $1,462,413, $904,887, and $43,291, respectively.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

B.	Administrative Fee

The General Partner receives from the Partnership a monthly administrative fee equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value (as defined in the Agreement) attributable to Class A and Class B Interests.

C.	Operating Expenses

The General Partner limited the operating expenses paid by the Partnership (excluding the fixed administrative fee paid by Class A and B Interests) to 0.50% of the average month-end capital account balances of all Interests (the Operating Expense Cap). Expenses of $142,556 exceeding the Operating Expense Cap were borne by the General Partner and are reflected in the statements of financial condition as receivable from General Partner at December 31, 2010.

D.	Altegris Investments, Inc. and Altegris Futures, L.L.C.

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

For the year ended December 31, 2011, commissions and interest income received by Altegris Futures amounted to $1,467,076, and continuing compensation received by Altegris Investments amounted to $352,331.  For the year ended December 31, 2010 and for the period from October 7, 2009 (inception of trading) to December 31, 2009, commissions and interest income and continuing compensation received by Altegris Investments amounted to $1,307,525, and $76,988, respectively.

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

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 - ADVISORY CONTRACT

The Partnership’s trading activities are conducted pursuant to an advisory contract with Quantitative Investment Management LLC (QIM) (“Advisor”).  The Partnership pays the Advisor a quarterly incentive fee of 30% of the trading profits (as defined in the Agreement).  However, the quarterly incentive fee is payable only on cumulative profits, calculated separately for each partner’s interest, achieved from commodity trading (as defined in the Agreement). The incentive fee is accrued on a monthly basis. Incentive fees are reflected in the statements of operations.

NOTE 5 - SERVICE FEES

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

NOTE 6 - BROKERAGE AGREEMENT

Newedge USA, LLC is the Partnership’s commodity broker (the “Clearing Broker”), pursuant to the terms of a brokerage agreement.  The Partnership pays brokerage commissions to the Clearing Broker for clearing trades on its behalf. Brokerage commissions are reflected in the statements of operations.

 NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS

The Partnership engages in the speculative trading of futures contracts for the purpose of achieving capital appreciation.  None of the Partnership’s derivative instruments are designated as hedging instruments, as defined in the Derivatives and Hedging Topic of the Accounting Standards Codification, nor are they used for other risk management purposes.  The Advisor and General Partner actively assess, manage and monitor risk exposure on derivatives on a contract basis, a sector basis (e.g., interest rate derivatives, agricultural derivatives, etc.), and on an overall basis in accordance with established risk parameters.  Due to the speculative nature of the Partnership’s derivative trading activity, the Partnership is subject to the risk of substantial losses from derivatives trading.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the fair value of derivative contracts at December 31, 2011 and 2010.  The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position.  Fair value is presented on a gross basis in the table below even though the derivative contracts qualify for net presentation in the statement of financial condition.

December 31, 2011

	Asset	Liability
	Derivatives	Derivatives	Net
	Fair Value	Fair Value	Fair Value

Futures Contacts	$406,872	$(1,807,665)	$(1,400,793)

December 31, 2010

	Asset	Liability
	Derivatives	Derivatives	Net
	Fair Value	Fair Value	Fair Value

Futures Contracts	$1,623,156	$(988,639)	$634,517

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the years ended December 31, 2011 and 2010 and the period ended October 7, 2009 (inception of trading) to December 31, 2009.

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the statement of operations.

Year Ended December 31, 2011
	Realized	Change in Unrealized	Number of Contracts Closed

Futures Contracts	$8,596,171	$(2,035,310)	122,024

Year Ended December 31, 2010
	Realized	Change in Unrealized	Number of Contracts Closed

Futures Contracts	$1,070,005	$357,647	56,610

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Period October 7, 2009 (inception of trading) to December 31, 2009

	Realized	Change in Unrealized	Number of Contracts Closed

Futures Contracts	$(1,076,811)	$276,870	4,340

NOTE 8 -FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND UNCERTAINTIES

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

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 9 - INDEMNIFICATIONS

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

NOTE 10 - NEW ACCOUNTING PRONOUNCEMENT

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

ALTEGRIS QIM FUTURES FUND, L.P
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 11 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the years ended December 31, 2011 and 2010 and for the period from October 7, 2009 (inception of trading) to December 31, 2009.  This information has been derived from information presented in the financial statements.

	Year ended December 31, 2011

			Institutional	Special
	Class A	Class B	Interest	Interests (7)

Total return for Limited Partners (4)
Total return prior to incentive fees	(0.02%)	2.02%	2.83%	(0.68%)
Incentive fees	(0.65%)	(0.67%)	(0.98%)	0.00%

Total return after incentive fees	(0.67%)	1.35%	1.85%	(0.68%)

Ratio to average net asset value
Expenses prior to incentive fees (1) (6)	4.28%	2.23%	1.41%	0.78%
Incentive fees (4)	0.73%	0.69%	1.12%	0.00%

Total expenses	5.01%	2.92%	2.53%	0.78%

Net investment loss (1) (2) (6)	(4.06%)	(2.02%)	(1.20%)	(0.55%)

	Year ended December 31, 2010

			Institutional	Special
	Class A	Class B	Interest	Interests

Total return for Limited Partners
Total return prior to incentive fees	(7.51%)	(5.65%)	(4.84%)	(4.28%)
Incentive fees	(0.31%)	(0.36%)	(0.24%)	0.00%

Total return after incentive fees	(7.82%)	(6.01%)	(5.08%)	(4.28%)

Ratio to average net asset value
Expenses prior to incentive fees (1)	4.08%	2.08%	1.26%	0.65%
Incentive fees	0.46%	0.58%	0.33%	0.00%

Total expenses	4.54%	2.66%	1.59%	0.65%

Net investment loss (1) (2)	(3.64%)	(1.65%)	(0.82%)	(0.16%)

ALTEGRIS QIM FUTURES FUND, L.P
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 11 - FINANCIAL HIGHLIGHTS (CONTINUED)

	Period October 7, 2009 (inception of trading) to December 31, 2009

			Institutional	Special
	Class A	Class B	Interest	Interests

Total return for Limited Partners (4)
Total return prior to incentive fees	(6.69%)	(6.36%)	(6.08%)	(5.87%)
Incentive fees	0.00%	0.00%	0.00%	0.00%

Total return after incentive fees	(6.69%)	(6.36%)	(6.08%)	(5.87%)

Ratio to average net asset value
Expenses prior to incentive fees (1) (3)	4.16%	2.19%	1.29%	0.63%
Incentive fees (4)	0.00%	0.00%	0.00%	0.00%

Total expenses (5)	4.16%	2.19%	1.29%	0.63%

Net investment loss (1) (2) (3)	(3.75%)	(1.73%)	(0.88%)	(0.29%)

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

(6)	Annualized only for Special Interests
(7)	For the period January 1, 2011 to September 30, 2011.

NOTE 12 - SUBSEQUENT EVENTS

From January 1, 2012 through March 1, 2012, the Partnership had subscriptions of $9,742,840 and redemptions of $3,891,268.

Management of the Partnership evaluated subsequent events through the date these financial statements were available to be issued.  There are no subsequent events to disclose.

24