Form 10-Q
period 2012-03-31
Altegris QIM Futures Fund, L.P.
filed 2012-05-15
CIK 1469317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements.

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2012 (Unaudited) and DECEMBER 31, 2011 (Audited)
_______________

	2012	2011
ASSETS
Equity in Newedge USA, LLC account:
Restricted cash	$5,175,897	$3,834,746
Cash	6,550,911	6,573,863
Restricted foreign currency	1,038,084	2,317,800

	12,764,892	12,726,409

Cash and cash equivalents	7,445,659	5,822,859
Investment securities at value
(cost - $104,336,809 and $112,611,968)	104,343,608	112,613,673
Interest receivable	56,963	31,136

Total assets	$124,611,122	$131,194,077

LIABILITIES
Equity in Newedge USA, LLC account:
Foreign currency	$-	$2,315,279
Unrealized loss on open commodity futures contracts	1,043,586	1,400,793

	1,043,586	3,716,072

Commissions payable	36,075	77,167
Management fee payable	114,355	123,145
Administrative fee payable	26,011	28,226
Service fees payable	83,701	85,637
Incentive fees payable	8,681	712,477
Redemptions payable	3,886,161	1,210,184
Subscriptions received in advance	1,848,770	2,602,678
Other liabilities	220,479	225,456

Total liabilities	7,267,819	8,781,042

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	812	864
Limited Partners	117,342,491	122,412,171

Total partners' capital (Net Asset Value)	117,343,303	122,413,035

Total liabilities and partners' capital	$124,611,122	$131,194,077

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2012 (Unaudited)
_______________

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Value	% of Partners Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$ 4,731,000	4/2/2012	Federal Farm Credit Bank Disc Note, 0.01%	$4,730,999	4.03%
2,130,000	4/4/2013	Federal Farm Credit Bank, 0.84%	2,130,070	1.81%
1,000,000	5/2/2013	Federal Farm Credit Bank, 0.75%	1,005,075	0.86%
3,300,000	4/20/2012	Federal Home Loan Bank Disc Note, 0.00%	3,299,967	2.81%
1,500,000	4/2/2012	Federal Home Loan Bank, 0.17%	1,500,000	1.28%
500,000	5/18/2012	Federal Home Loan Bank, 1.125%	500,623	0.43%
1,500,000	7/18/2012	Federal Home Loan Bank, 0.25%	1,500,441	1.28%
2,000,000	8/22/2012	Federal Home Loan Bank, 0.18%	2,000,232	1.70%
5,100,000	9/7/2012	Federal Home Loan Bank, 0.14%	5,099,714	4.35%
5,000,000	9/10/2012	Federal Home Loan Bank, 0.14%	4,999,695	4.26%
2,000,000	9/14/2012	Federal Home Loan Bank, 0.20%	2,000,402	1.70%
3,500,000	9/25/2012	Federal Home Loan Bank, 0.14%	3,499,682	2.98%
6,500,000	10/25/2012	Federal Home Loan Bank, 0.125%	6,497,764	5.54%
2,500,000	1/10/2013	Federal Home Loan Bank, 0.18%	2,499,345	2.13%
2,100,000	1/29/2013	Federal Home Loan Bank, 0.375%	2,102,677	1.79%
4,250,000	2/8/2013	Federal Home Loan Bank, 0.16%	4,247,709	3.62%
150,000	4/9/2012	Federal Home Loan Mort Corp Disc Note, 0.02%	149,999	0.13%
3,000,000	5/29/2012	Federal Home Loan Mort Corp Disc Note, 0.02%	2,999,856	2.56%
2,750,000	4/20/2012	Federal National Mortgage Association, 1.875%	2,752,371	2.35%
3,000,000	10/30/2012	Federal National Mortgage Association, 0.50%	3,003,627	2.56%
Total U.S. Government Agency Bonds and Notes (cost - $56,512,671)			56,520,248	48.17%

Corporate Notes
$ 2,600,000	4/9/2012	American Honda Finance Corp Disc Note, 0.10%	2,599,812	2.21%
1,500,000	4/20/2012	Argento Variable Funding Corp Disc Note, 0.25%	1,499,740	1.28%
1,300,000	4/18/2012	Aspen Funding Corp Disc Note, 0.23%	1,299,809	1.11%
3,250,000	4/23/2012	Bank of Montreal, 0.21%	3,250,000	2.77%
5,000,000	4/2/2012	Bank of Nova Scotia Disc Note, 0.07%	4,999,971	4.26%
2,500,000	4/3/2012	Cancara Asset Securitization LLC Disc Note, 0.25%	2,499,566	2.13%
2,050,000	4/27/2012	Danaher Corp Disc Note, 0.13%	2,049,785	1.75%
2,600,000	4/24/2012	General Electric Capital Corp Disc Note, 0.09%	2,599,818	2.21%
2,700,000	4/5/2012	Mizuho Funding LLC, 0.18%	2,700,000	2.30%
3,250,000	4/4/2012	Norinchukin Bank, 0.21%	3,250,000	2.77%
1,000,000	4/4/2012	Paccar Financial Corp Disc Note, 0.12%	999,933	0.85%
1,100,000	4/19/2012	PBFPP Disc Note, 0.70%	1,099,410	0.94%
500,000	4/25/2012	Royal Bank of Canada, 0.11%	500,000	0.43%
3,250,000	4/11/2012	Sumitomo Trust & Banking Co Disc Note, 0.18%	3,249,512	2.77%
1,200,000	4/27/2012	Tasman Funding Inc Disc Note, 0.36%	1,199,640	1.02%
2,300,000	4/10/2012	Thames Asset Global Disc Note, 0.30%	2,299,502	1.96%
3,100,000	4/13/2012	Toronto-Dominion Holdings, 0.13%	3,100,000	2.64%
2,100,000	4/26/2012	WALTPP Disc Note, 0.07%	2,099,878	1.79%
Total Corporate Notes (cost - $41,296,376)			41,296,376	35.19%

United States Treasury Obligations
$ 3,000,000	4/19/2012	United States Treasury Bill, 0.07%	2,999,943	2.56%
1,000,000	12/4/2012	United States Treasury Bill, 0.08%	999,991	0.85%
2,500,000	3/15/2013	United States Treasury Note, 1.375%	2,527,050	2.15%
Total United States Treasury Obligations (cost - $6,527,762)			6,526,984	5.56%

Total Investment Securities (cost - $104,336,809)			$104,343,608	88.92%

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
MARCH 31, 2012 (Unaudited)
_______________

	Range of Expiration Dates	Number of Contracts	Value	% of Partners Capital

Long Futures Contracts:
Agriculture	May 12 - Jun 12	31	$7,184	0.01%
Currencies	Jun 12	235	19,384	0.02%
Energy	May 12	134	(260,144)	(0.22)%
Interest Rates	Jun 12 - Mar 13	216	22,006	0.02%
Metals	May 12 - Jul 12	49	18,995	0.01%
Stock Indices	Apr 12 - Jun 12	194	(84,097)	(0.08)%

Total Long Futures Contracts		859	(276,672)	(0.24)%

Short Futures Contracts:
Agriculture	May 12	23	(4,961)	(0.01)%
Currencies	Jun 12	201	47,385	0.04%
Interest Rates	Jun 12	23	(119,497)	(0.10)%
Stock Indices	Jun 12	600	(19,067)	(0.02)%
Treasury Rates	Jun 12	1,556	(670,774)	(0.58)%

Total Short Futures Contracts		2,403	(766,914)	(0.65)%

Total Futures Contracts		3,262	$(1,043,586)	(0.89)%

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2011 (Audited)
_______________

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Value	% of Partners Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$ 7,625,000	1/3/2012	Federal Farm Credit Bank Disc Note, 0.01%	$7,624,996	6.23%
2,130,000	4/4/2013	Federal Farm Credit Bank, 0.84%	2,132,916	1.74%
1,000,000	5/2/2013	Federal Farm Credit Bank, 0.75%	1,005,515	0.82%
1,500,000	4/2/2012	Federal Home Loan Bank, 0.17%	1,500,186	1.23%
500,000	5/18/2012	Federal Home Loan Bank, 1.125%	501,883	0.41%
1,500,000	7/18/2012	Federal Home Loan Bank, 0.25%	1,500,323	1.23%
2,000,000	8/22/2012	Federal Home Loan Bank, 0.18%	1,999,268	1.63%
5,100,000	9/7/2012	Federal Home Loan Bank, 0.14%	5,096,450	4.16%
5,000,000	9/10/2012	Federal Home Loan Bank, 0.14%	4,996,445	4.08%
2,000,000	9/14/2012	Federal Home Loan Bank, 0.20%	1,999,372	1.63%
3,500,000	9/25/2012	Federal Home Loan Bank, 0.14%	3,497,235	2.86%
6,500,000	10/25/2012	Federal Home Loan Bank, 0.125%	6,493,422	5.31%
4,000,000	11/16/2012	Federal Home Loan Bank, 0.50%	4,001,564	3.27%
500,000	4/29/2013	Federal Home Loan Mortgage Corporation, 0.70%	500,147	0.41%
2,350,000	2/13/2012	Federal Home Loan Mort Corp Disc Note, 0.02%	2,349,946	1.92%
150,000	4/9/2012	Federal Home Loan Mort Corp Disc Note, 0.02%	149,992	0.12%
3,000,000	5/29/2012	Federal Home Loan Mort Corp Disc Note, 0.02%	2,999,754	2.45%
3,800,000	5/1/2012	Federal National Mort Assoc Disc Note, 0.00%	3,799,749	3.10%
2,750,000	4/20/2012	Federal National Mortgage Association, 1.875%	2,764,583	2.26%
3,000,000	10/30/2012	Federal National Mortgage Association, 0.50%	3,004,686	2.45%
Total U.S. Government Agency Bonds and Notes (cost - $57,916,727)			57,918,432	47.31%

Corporate Notes
$ 1,800,000	1/27/2012	Amsterdam Funding Corp Disc Note, 0.28%	1,799,594	1.47%
1,100,000	1/3/2012	Argento Variable Funding Corp Disc Note, 0.31%	1,099,725	0.90%
500,000	1/4/2012	Aspen Funding Corp Disc Note, 0.35%	499,877	0.41%
3,100,000	1/4/2012	Bank of Montreal Disc Note, 0.12%	3,100,000	2.53%
3,000,000	1/3/2012	Bank of Nova Scotia Disc Note, 0.03%	2,999,990	2.45%
3,000,000	1/4/2012	Bank of Tokyo-Mitsubishi UFJ Ltd Disc Note, 0.10%	2,999,942	2.45%
3,250,000	1/9/2012	Coca-Cola Enterprises Inc Disc Note, 0.05%	3,249,887	2.65%
4,000,000	1/11/2012	General Electric Capital Corp Disc Note, 0.02%	3,999,969	3.27%
2,800,000	1/13/2012	Google Inc Disc Note, 0.05%	2,799,891	2.29%
2,500,000	1/6/2012	Grampian Funding LLC Disc Note, 0.30%	2,499,417	2.04%
3,500,000	1/6/2012	Mizuho Funding LLC Disc Note, 0.20%	3,499,449	2.86%
2,370,000	1/13/2012	Mont Blanc Capital Disc Note, 0.34%	2,369,348	1.93%
3,700,000	1/13/2012	National Australian Bank Disc Note, 0.05%	3,700,000	3.02%
350,000	1/11/2012	National Bank of Canada Disc Note, 0.09%	350,000	0.29%
2,150,000	1/6/2012	Netjets Inc Disc Note, 0.06%	2,149,896	1.76%
1,450,000	1/13/2012	Norinchukin Bank Disc Note, 0.30%	1,450,000	1.18%
2,230,000	1/5/2012	Pfizer Inc Disc Note, 0.03%	2,229,963	1.82%
2,100,000	1/10/2012	Shizuoka Bank/New York Disc Note, 0.40%	2,100,146	1.72%
2,800,000	1/6/2012	State Street Bank & Trust Disc Note, 0.10%	2,799,767	2.29%
3,400,000	1/12/2012	Sumitomo Trust & Banking Co Disc Note, 0.24%	3,399,365	2.78%
3,000,000	1/6/2012	Tasman Funding Inc Disc Note, 0.40%	2,999,090	2.45%
2,600,000	1/23/2012	Toyota Motor Credit Corp Disc Note, 0.04%	2,599,925	2.12%
Total Corporate Notes (cost - $54,695,241)			54,695,241	44.68%

Total Investment Securities (cost - $112,611,968)			$112,613,673	91.99%

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2011 (Audited)
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

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (Unaudited)
_______________

	2012	2011
TRADING (LOSSES)
Gain (loss) on trading of commodity futures
Realized	$(6,256,979)	$(773,693)
Change in unrealized	357,207	2,408,924
Brokerage commissions	(457,405)	(513,387)

Gain from trading futures	(6,357,177)	1,121,844

Gain (loss) on trading of securities
Realized	15,233	27,362
Change in unrealized	5,094	(44,015)

Gain (loss) from trading securities	20,327	(16,653)

Foreign currency gains (losses)	(1,361)	(17,786)

Total trading gains (losses)	(6,338,211)	1,087,405

NET INVESTMENT INCOME (LOSS)
Income
Interest income	35,433	100,230

Expenses
Management fee	349,256	369,880
Service fees	243,687	268,858
Professional fees	103,187	107,776
Administrative fee	79,565	86,815
Offering costs	19,888	49,396
Incentive fees	8,681	131,720
Organization and initial offering expenses	3,200	3,200
Interest expense	1,162	8,267
Other expenses	30,330	0

Total expenses	838,956	1,025,912

Net investment loss	(803,523)	(925,682)

NET INCOME (LOSS)	$(7,141,734)	$161,723

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (Unaudited)
_______________

		Limited Partners

	Total	Class A	Class B	Institutional Interests	Special Interests	General Partner

Balances at December 31, 2010	$120,863,896	$50,915,319	$48,418,588	$20,629,168	$899,957	$864

Transfers	0	(233,083)	0	233,083	0	0

Capital additions	14,103,573	5,752,934	5,245,639	3,105,000	0	0

Capital withdrawals	(6,310,293)	(2,947,413)	(1,536,163)	(1,826,717)	0	0

From operations:
Net investment income (loss)	(925,682)	(558,049)	(284,186)	(82,390)	(1,049)	(8)
Net realized gain (loss) from investments	(1,277,504)	(529,233)	(516,895)	(222,692)	(8,676)	(8)
Net change in unrealized gain (loss) from investments	2,364,909	989,461	958,847	400,010	16,576	15
Net income (loss)	161,723	(97,821)	157,766	94,928	6,851	(1)

Balances at March 31, 2011	$128,818,899	$53,389,936	$52,285,830	$22,235,462	$906,808	$863

Balances at December 31, 2011	$122,413,035	$50,364,450	$47,125,361	$24,922,360	$0	$864

Transfers	0	(1,452,789)	1,452,789	0	0	0

Capital additions	9,737,340	5,201,807	2,468,300	2,067,233	0	0

Capital withdrawals	(7,665,338)	(3,300,956)	(4,364,382)	0	0	0

From operations:
Net investment income (loss)	(803,523)	(493,411)	(235,446)	(74,658)	0	(8)
Net realized gain (loss) from investments	(6,700,512)	(2,682,532)	(2,649,756)	(1,368,177)	0	(47)
Net change in unrealized gain (loss) from investments	362,301	138,090	155,643	68,565	0	3
Net income (loss)	(7,141,734)	(3,037,853)	(2,729,559)	(1,374,270)	0	(52)

Balances at March 31, 2012	$117,343,303	$47,774,659	$43,952,509	$25,615,323	$0	$812

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

B.	Basis of Presentation and Use of Estimates

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of March 31, 2012 and December 31, 2011, and reported amounts of income and expenses for the periods ended March 31, 2012 and 2011.  Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that differences could be material.

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnote disclosure required under U.S. generally accepted accounting principles.  The financial information included herein is unaudited, however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the condensed financial statements for the interim period.

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

The fair value of U.S. Government agency bonds and notes is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. Government agency bonds and notes are generally categorized in Levels 1 or 2 of the fair value hierarchy. There were no fair valued U.S. Government agency bonds and notes as of March 31, 2012 and December 31, 2011.

The fair value of United States Treasury Obligations is generally based on quoted prices in active markets.

The fair value of corporate notes is estimated using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as of the notes. If the spread data does not reference the issuer, then data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, notes, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are generally categorized in Level 2 of the fair value hierarchy. In instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. There were no fair valued corporate notes as of March 31, 2012 and December 31, 2011.

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. There were no changes in the Fund’s valuation methodology during the three months ended March 31, 2012 and the year-ended December 31, 2011.

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of March 31, 2012 and December 31, 2011:

March 31, 2012	Level 1	Level 2	Level 3	Balance as of March 31, 2012

Assets

Futures contracts (1)	$251,090	$-	$-	$251,090
U.S. Government agency bonds and notes	56,520,248	-	-	56,520,248
Corporate notes	-	41,296,376	-	41,296,376
U.S. Treasury obligations	6,526,984	-	-	6,526,984

Total Assets	$63,298,322	$41,296,376	$-	$104,594,698

Liabilities

Futures contracts (1)	$(1,294,676)	$-	$-	$(1,294,676)

December 31, 2011	Level 1	Level 2	Level 3	Balance as of December 31, 2011

Assets

Futures contracts (1)	$406,872	$-	$-	$406,872
U.S. Government agency bonds and notes	57,918,432	-	-	57,918,432
Corporate notes	-	54,695,241	-	54,695,241

Total Assets	$58,325,304	$54,695,241	$-	$113,020,545

Liabilities

Futures contracts (1)	$(1,807,665)	$-	$-	$(1,807,665)

(1) See Note 7. "Financial Derivative Instruments" for the fair value in each type of contracts within this category

For the three months ended March 31, 2012 and the year-ended December 31, 2011, there were no transfers between Level 1 and Level 2 assets and liabilities.

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

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments, which may not correlate with the change in value of the investments that are intended to hedge against. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at March 31, 2012 and December 31, 2011 are reflected within the Condensed Schedule of Investments.

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

Offering costs incurred in connection with the ongoing offering of the Partnership’s interests are borne by the Partnership.  These costs include, but are not limited to, legal fees pertaining to updating the Partnership’s offering documents and materials, accounting and printing costs.  These costs are charged as an expense when incurred.

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

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority.  De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital. Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2012 and December 31, 2011.  However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively.  No interest expense or penalties have been recognized as of March 31, 2012 and December 31, 2011 and for three months ended March 31, 2012 and 2011.

The Partnership is subject to income tax examinations by major taxing authorities for all tax years since its inception.

NOTE 2 - PARTNERS’ CAPITAL

A.	Capital Accounts and Allocation of Income and Loss

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

No Limited Partner shall be liable for any debts or liabilities of the Partnership or any losses thereof in excess of such Limited Partner’s capital contribution, except as may be required by law.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 2 - PARTNERS’ CAPITAL (CONTINUED)

A.	Capital Accounts and Allocation of Income and Loss (continued)

The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner.

B.	Subscriptions, Distributions and Redemptions

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

Total management fees earned by the General Partner for the three months ended March 31, 2012 and 2011 are shown on the Statement of Operations.

B.	Administrative Fee

The General Partner receives from the Partnership a monthly administrative fee equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value (as defined in the Agreement) attributable to Class A and Class B Interests. Total administrative fees for the three months ended March 31, 2012 and 2011 are shown on the Statement of Operations as Administrative Fees.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

C.	Altegris Investments, Inc. and Altegris Futures, L.L.C.

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

For the three months ended March 31, 2012, commissions and interest income received by Altegris Futures, and continuing compensation received by Altegris Investments amounted to $409,683.  For the three months ended March 31, 2011, commissions and interest income received by Altegris Futures, and continuing compensation received by Altegris Investments amounted to $451,324.

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

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 5 - SERVICE FEES

Class A Interests pay selling agents an ongoing payment of 0.166% of the month-end net asset value (2% annually) of the value of Interests sold by them which are outstanding at month end as compensation for their continuing services to such Class A Limited Partners. Total service fees for the three months ended March 31, 2012 and 2011 are shown on the Statement of Operations as Service Fees.

Institutional Interests may pay selling agents, if the selling agent so elects, an ongoing payment of 0.0417% (0.50% annually) of the value of Institutional Interests sold by them which are outstanding at month end as compensation for their continuing services to such Limited Partners holding Institutional Interests.

NOTE 6 - BROKERAGE AGREEMENT

Newedge USA, LLC is the Partnership’s commodity broker (the “Clearing Broker”), pursuant to the terms of a brokerage agreement.  The Partnership pays brokerage commissions to the Clearing Broker for clearing trades on its behalf, which are reflected in the Statements of Operations as Brokerage Commissions.

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

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the fair value of derivative contracts as of March 31, 2012 and December 31, 2011.  The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position.  Fair value is presented on a gross basis in the table below even though the derivative contracts qualify for net presentation in the statement of financial condition.

March 31, 2012

	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value

Futures Contacts	$251,090	$(1,294,676)	$(1,043,586)

December 31, 2011

	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value

Futures Contacts	$406,872	$(1,807,665)	$(1,400,793)

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three months ended March 31, 2012 and 2011.

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the statement of operations.

Three Months Ended March 31, 2012

	Realized	Change in Unrealized	Number of Contracts Closed

Futures Contacts	$(6,256,979)	$357,207	$34,739

Three Months Ended March 31, 2011

	Realized	Change in Unrealized	Number of Contracts Closed

Futures Contacts	$(773,693)	$2,408,924	$39,919

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 8 - FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND UNCERTAINTIES

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

All of the contracts currently traded by the Partnership are exchange traded.  The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions because, in over-the-counter transactions, the Partnership must rely solely on the credit of its respective individual counterparties.  However, in the future, if the Partnership were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance.  The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any.

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

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three months ended March 31, 2012 and 2011. This information has been derived from information presented in the financial statements.

	Three Months ended March 31, 2012
			Institutional
	Class A	Class B	Interest

Total return for Limited Partners (4)
Total return prior to incentive fees	(6.02%)	(5.55%)	(5.36%)
Incentive fees	(0.01%)	(0.01%)	0.00%
Total return after incentive fees	(6.03%)	(5.56%)	(5.36%)

Ratio to average net asset value
Expenses prior to incentive fees (1)	4.09%	2.12%	1.31%
Incentive fees (4)	0.01%	0.01%	0.00%

Total expenses	4.10%	2.13%	1.31%

Net investment loss (1) (2)	(3.97%)	(2.00%)	(1.19%)

	Three Months ended March 31, 2011
			Institutional	Special
	Class A	Class B	Interest	Interests

Total return for Limited Partners (4)
Total return prior to incentive fees	(0.06%)	0.43%	0.65%	0.76%
Incentive fees	(0.10%)	(0.11%)	(0.16%)	0.00%
Total return after incentive fees	(0.16%)	0.32%	0.49%	0.76%

Ratio to average net asset value
Expenses prior to incentive fees (1)	4.23%	2.16%	1.32%	0.78%
Incentive fees (4)	0.09%	0.10%	0.15%	0.00%

Total expenses	4.32%	2.26%	1.47%	0.78%

Net investment loss (1) (2)	(3.91%)	(1.83%)	(1.00%)	(0.46%)

ALTEGRIS QIM FUTURES FUND, L.P
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 10 - FINANCIAL HIGHLIGHTS (CONTINUED)

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

NOTE 11 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were available to be issued and has determined there are no matters requiring disclosure.

From April 1, 2012 through May 1, 2012, the Partnership had subscriptions of $2,561,627 and redemptions of $5,745,751.

PART I – FINANCIAL INFORMATION (continued)

Item 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed.  Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so.  Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading.  A portion of the Partnership’s assets not used for margin and held with the Custodian, are invested in liquid, high quality securities.  Through March 31, 2012 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Three Months Ended March 31, 2012

During the first quarter of 2012, the Partnership incurred net realized and unrealized losses of $6,338,211 from its trading activities, net of brokerage commissions of $457,405.  The Partnership accrued net expenses of $838,956, including $349,256 in management fees paid to the General Partner, and $346,874 in service and professional fees.  The Partnership earned $35,433 in interest income during the first quarter of 2012.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the first quarter of 2012 is set forth below.

The Partnership experienced a loss in January 2012 with losses highly concentrated in the interest rate sector.   Positions in futures contracts on US Treasuries were the worst performing during the month, however the Partnership also struggled with positions in futures contracts on the Euro currency, Euro-Bund and Dax.  The Partnership earned gains in its trading of futures contracts on US equity indices, but it was not enough to offset losses elsewhere in the portfolio.   The Partnership experienced a loss in February 2012 on poor trading in interest rate futures for the second consecutive month.  Energy trading buoyed the month’s performance with futures contracts on crude oil and brent crude representing the month’s two best performing contracts as the Partnership took advantage of the long rally in oil prices. The Partnership achieved a gain in March 2012. During the first half of March, the positive economic data in the US drove interest rate futures down at a time when the Partnership was heavily short that sector.  Subdued data from China, Europe and the US housing market also contributed to the rally in interest rate futures for the remainder of the month. While the Partnership lightened its exposure to US interest rates, positions in the European rates lead to losses in those markets. The Partnership profited from its trading of futures contracts on the short side of the Yen and on the long side of E-mini S&P contracts during the month.

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

(b) Not applicable.

(c) Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner.  The Partnership may declare additional redemption dates upon notice to the Limited Partners.  The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners.  The following table summarizes the redemptions by Limited Partners during the first calendar quarter of 2012:

Month	Amount Redeemed
January 31, 2012	$1,889,143.87
February 29, 2012	$1,992,534.43
March 31, 2012	$3,774,069.66

Item 3:  Defaults Upon Senior Securities.

(a) None.

(b) None.

Item 4:  Mine Safety Disclosure.

Not applicable.

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

Dated: May 15, 2012

ALTEGRIS QIM FUTURES FUND, L.P.

By:	ALTEGRIS PORTFOLIO MANAGEMENT, INC.
(d/b/a Altegris Funds), its general partner

/s/ Jon C. Sundt
Jon C. Sundt, President (principal executive officer and principal financial officer)