Form 10-Q
period 2012-06-30
Altegris QIM Futures Fund, L.P.
filed 2012-08-14
CIK 1469317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
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

ALTEGRIS QIM FUTURES FUND, L.P.

PART I – FINANCIAL INFORMATION

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2012 (Unaudited) and DECEMBER 31, 2011 (Audited)

Item 1:   Financial Statements.

	June 30, 2012	December 31, 2011
ASSETS
Equity in Newedge USA, LLC account:
Restricted cash	$7,299,713	$3,834,746
Cash	8,030,532	6,573,863
Restricted foreign currency (cost - $3,743,630 and $2,315,869)	4,801,583	2,317,800
Unrealized gain on open commodity futures contracts	2,357,028	-

	22,488,856	12,726,409

Cash	8,374,282	5,822,859
Investment securities at value (cost - $110,370,998 and $112,611,968)	110,371,119	112,613,673
Interest receivable	70,446	31,136

Total assets	$141,304,703	$131,194,077

LIABILITIES
Equity in Newedge USA, LLC account:
Foreign currency (premium - $3,736,096 and $2,313,350)	$4,791,920	$2,315,279
Unrealized loss on open commodity futures contracts	-	1,400,793

	4,791,920	3,716,072

Commissions payable	25,656	77,167
Management fee payable	124,629	123,145
Administrative fee payable	28,033	28,226
Service fees payable	93,247	85,637
Incentive fees payable	4,287,078	712,477
Redemptions payable	3,456,772	1,210,184
Subscriptions received in advance	1,900,488	2,602,678
Other liabilities	186,512	225,456

Total liabilities	14,894,335	8,781,042

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	954	864
Limited Partners	126,409,414	122,412,171

Total partners' capital (Net Asset Value)	126,410,368	122,413,035

Total liabilities and partners' capital	$141,304,703	$131,194,077

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2012 (Unaudited)

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Value	% of Partners Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$1,495,000	7/2/2012	Federal Farm Credit Bank Disc Note, 0.01%	$1,495,000	1.18%
1,000,000	5/2/2013	Federal Farm Credit Bank, 0.75%	1,003,651	0.79%
3,150,000	7/5/2012	Federal Home Loan Bank Disc Note, 0.02%	3,149,991	2.49%
4,000,000	7/13/2012	Federal Home Loan Bank Disc Note, 0.03%	3,999,964	3.17%
2,000,000	7/18/2012	Federal Home Loan Bank Disc Note, 0.03%	1,999,974	1.58%
2,000,000	8/22/2012	Federal Home Loan Bank, 0.18%	2,000,084	1.58%
3,350,000	8/22/2012	Federal Home Loan Bank, 0.88%	3,353,370	2.65%
5,100,000	9/7/2012	Federal Home Loan Bank, 0.14%	5,099,908	4.04%
5,000,000	9/10/2012	Federal Home Loan Bank, 0.14%	4,999,905	3.96%
2,000,000	9/14/2012	Federal Home Loan Bank, 0.20%	2,000,200	1.58%
1,000,000	9/14/2012	Federal Home Loan Bank, 2.00%	1,003,697	0.79%
3,500,000	9/25/2012	Federal Home Loan Bank, 0.14%	3,499,919	2.77%
6,500,000	10/25/2012	Federal Home Loan Bank, 0.125%	6,499,486	5.14%
2,500,000	1/10/2013	Federal Home Loan Bank, 0.18%	2,499,343	1.98%
2,100,000	1/29/2013	Federal Home Loan Bank, 0.375%	2,101,386	1.66%
4,250,000	2/8/2013	Federal Home Loan Bank, 0.16%	4,247,454	3.36%
3,000,000	10/30/2012	Federal National Mortgage Association, 0.50%	3,002,454	2.38%
3,500,000	5/7/2013	Federal National Mortgage Association, 1.75%	3,542,606	2.80%
Total U.S. Government Agency Bonds and Notes (cost - $55,497,193)			55,498,392	43.90%

Corporate Notes
$2,410,000	7/2/2012	Alpine Securitization Corp Disc Note, 0.10%	2,409,980	1.91%
2,000,000	7/12/2012	Bank of Montreal, 0.16%	2,000,000	1.58%
5,000,000	7/2/2012	Bank of Nova Scotia Disc Note, 0.09%	4,999,962	3.95%
3,300,000	7/19/2012	General Electric Capital Corp Disc Note, 0.09%	3,299,678	2.61%
2,750,000	7/17/2012	Google Inc Disc Note, 0.10%	2,749,786	2.17%
3,550,000	7/5/2012	Mizuho Funding LLC, 0.18%	3,550,000	2.81%
2,750,000	7/5/2012	Mont Blanc Capital Corp Disc Note, 0.20%	2,749,893	2.18%
2,750,000	7/27/2012	New Jet Corp Disc Note, 0.13%	2,749,702	2.18%
3,850,000	7/2/2012	Newport Funding Corp Disc Note, 0.22%	3,849,929	3.05%
3,300,000	7/25/2012	Norinchukin Bank, 0.20%	3,300,000	2.61%
3,300,000	7/20/2012	Royal Bank of Canada, 0.10%	3,300,000	2.61%
3,550,000	7/5/2012	Siemens Capital Corp Disc Note, 0.12%	3,549,669	2.81%
3,300,000	7/26/2012	Sumitomo Trust & Banking Co Disc Note, 0.18%	3,300,000	2.61%
3,300,000	7/11/2012	Toronto-Dominion Holdings, 0.16%	3,299,619	2.61%
3,000,000	7/2/2012	Wal-Mart Stores Inc Disc Note, 0.11%	2,999,771	2.37%
Total Corporate Notes (cost - $48,107,989)			48,107,989	38.06%

U.S. Treasury Obligations
$2,500,000	3/15/2013	United States Treasury Note, 1.375%	2,520,605	1.99%
2,000,000	4/15/2013	United States Treasury Note, 1.75%	2,023,984	1.60%
2,000,000	5/15/2013	United States Treasury Note, 1.375%	2,019,688	1.60%
200,000	5/31/2013	United States Treasury Note, 0.50%	200,461	0.16%
Total United States Treasury Obligations (cost - $6,765,816)			6,764,738	5.35%

Total Investment Securities (cost - $110,370,998)			$110,371,119	87.31%

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
JUNE 30, 2012 (Unaudited)

	Range of Expiration Dates	Number of Contracts	Value	% of Partners Capital

Long Futures Contracts:
Agriculture	Sept 12 - Dec 12	35	$12,612	0.01%
Currencies	Sept 12	48	(16,816)	(0.01)%
Energy	Aug 12	49	92,714	0.07%
Interest Rates	Sept 12	6	(8,632)	(0.01)%
Stock Indices	Jul 12 - Sept 12	2,000	2,786,353	2.21%
Treasury Rates	Sept 12	439	(45,587)	(0.04)%

Total Long Futures Contracts		2,577	2,820,644	2.23%

Short Futures Contracts:
Agriculture	Aug 12 - Dec 12	79	(18,396)	(0.01)%
Currencies	Sept 12	195	(38,466)	(0.03)%
Energy	Aug 12	69	(302,592)	(0.24)%
Interest Rates	Sept 12	892	408,000	0.32%
Metals	Aug 12 - Oct 12	60	(100,190)	(0.08)%
Stock Indices	Jul 12 - Sept 12	384	(426,522)	(0.34)%
Treasury Rates	Sept 12	20	14,550	0.01%

Total Short Futures Contracts		1,699	(463,616)	(0.37)%

Total Futures Contracts		4,276	$2,357,028	1.86%

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

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
TRADING GAIN (LOSS)
Gain (loss) on trading of commodity futures
Realized	$18,964,022	$(5,737,906)	$12,707,043	$(6,511,599)
Change in unrealized	3,400,614	(2,894,529)	3,757,821	(485,605)
Brokerage commissions	(470,653)	(492,842)	(928,058)	(1,006,229)

Gain (loss) from trading futures	21,893,983	(9,125,277)	15,536,806	(8,003,433)

Gain (loss) on trading of securities
Realized	12,326	28,696	27,559	56,058
Change in unrealized	(6,678)	107,760	(1,584)	63,745

Gain from trading securities	5,648	136,456	25,975	119,803

Foreign currency gain (loss)	3,117	(5,933)	1,756	(23,719)

Total trading gain (loss)	21,902,748	(8,994,754)	15,564,537	(7,907,349)

NET INVESTMENT INCOME (LOSS)
Income
Interest income	35,347	78,440	70,780	178,670

Expenses
Management fee	353,247	377,599	702,503	747,479
Service fees	271,944	262,795	515,631	531,653
Professional fees	110,114	126,927	213,301	234,703
Administrative fee	79,765	87,305	159,330	174,120
Offering costs	828	27,038	20,716	-
Incentive fees	4,287,078	-	4,295,759	131,720
Organization and initial offering expenses	3,200	3,200	6,400	6,400
Interest expense	2,303	-	3,465	-
Other expenses	54,583	28,538	84,913	36,805

Total expenses	5,163,062	913,402	6,002,018	1,862,880

Net investment loss	(5,127,715)	(834,962)	(5,931,238)	(1,684,210)

NET INCOME (LOSS)	$16,775,033	$(9,829,716)	$9,633,299	$(9,591,559)

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (Unaudited)

		Limited Partners

	Total	Class A	Class B	Institutional Interests	Special Interests	General Partner

Balances at December 31, 2011	$122,413,035	$50,364,450	$47,125,361	$24,922,360	$-	$864

Transfers	-	(1,452,789)	1,452,789	-	-	-

Capital additions	13,522,175	7,069,950	4,159,992	2,292,233	-	-

Capital withdrawals	(19,158,141)	(7,475,297)	(9,917,429)	(1,765,415)	-	-

From operations:
Net investment loss	(5,931,238)	(2,778,814)	(2,016,344)	(1,136,061)	-	(19)
Net realized gain from investments	11,808,300	5,025,520	4,090,481	2,692,216	-	83
Net change in unrealized gain from investments	3,756,237	1,527,892	1,428,749	799,570	-	26
Net income	9,633,299	3,774,598	3,502,886	2,355,725	-	90

Balances at June 30, 2012	$126,410,368	$52,280,912	$46,323,599	$27,804,903	$-	$954

Balances at December 31, 2010	$120,863,896	$50,915,319	$48,418,588	$20,629,168	$899,957	$864

Transfers	-	(220,990)	(262,792)	483,782	-	-

Capital additions	25,999,200	10,115,311	8,453,222	7,430,667	-	-

Capital withdrawals	(13,682,531)	(7,476,147)	(3,928,995)	(2,277,389)	-	-

From operations:
Net investment loss	(1,760,644)	(1,077,573)	(531,682)	(149,053)	(2,320)	(16)
Net realized loss from investments	(7,485,489)	(3,072,130)	(2,960,820)	(1,402,264)	(50,226)	(49)
Net change in unrealized loss from investments	(421,860)	(159,982)	(159,920)	(99,682)	(2,274)	(2)
Net loss	(9,667,993)	(4,309,685)	(3,652,422)	(1,650,999)	(54,820)	(67)

Balances at June 30, 2011	$123,512,572	$49,023,808	$49,027,601	$24,615,229	$845,137	$797

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

A.	General Description of the Partnership

Altegris QIM Futures Fund, L.P. (“Partnership”) was organized as a Delaware limited partnership in June 2009.  The Partnership's general partner is Altegris Portfolio Management, Inc. (d/b/a Altegris Funds) ("General Partner").  The Partnership speculatively trades commodity futures contracts, and may trade options on futures contracts, forward contracts and other commodity interests.  The objective of the Partnership’s business is appreciation of its assets. It is subject to the regulations of the Commodity Futures Trading Commission (the “CFTC”), an agency of the United States (“U.S.”) government that regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges and Futures Commission Merchants (brokers) through which the Partnership trades.

B.	Methods of Reporting

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of June 30, 2012 and December 31, 2011, and reported amounts of income and expenses for the three and six months ended June 30, 2012 and 2011, respectively.  Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that differences could be material.

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnote disclosure required under U.S. GAAP.  The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of the General Partner, necessary for the fair presentation of the condensed financial statements for the interim period.

C.	Fair Value

In accordance with the authoritative guidance under U.S. GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. the “exit price”) in an orderly transaction between market participants at the measurement date.

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

The fair value of U.S. government agency bonds and notes is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs which include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government agency bonds and notes are generally categorized in Levels 1 or 2 of the fair value hierarchy. There were no fair valued U.S. government agency bonds and notes as of June 30, 2012 and December 31, 2011.

The fair value of U.S. Treasury Obligations is generally based on quoted prices in active markets. U.S. Treasury Obligations are generally categorized in Levels 1 of the fair value hierarchy.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as of the notes. If the spread data does not reference the issuer, then data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, notes, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are generally categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. There were no fair valued corporate notes as of June 30, 2012 and December 31, 2011.

The industry classifications included in the condensed schedule of investments represent the General Partner’s belief as to the most meaningful presentation of the classification of the Partnership’s investments.

ALTEGRIS QIM FUTURES FUND, L.P
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.  Fair Value (continued)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. There were no changes in the Partnership’s valuation methodology during the six month period ended June 30, 2012 and the year-ended December 31, 2011.

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of June 30, 2012 and December 31, 2011:

				Balance as of
June 30, 2012	Level 1	Level 2	Level 3	June 30, 2012

Assets

Futures contracts (1)	$3,391,150	$-	$-	$3,391,150
U.S. Government agency bonds and notes	55,498,392	-	-	55,498,392
Corporate notes	-	48,107,989	-	48,107,989
U.S. Treasury obligations	6,764,738	-	-	6,764,738

Total Assets	$65,654,280	$48,107,989	$-	$113,762,269

Liabilities

Futures contracts (1)	$(1,034,122)	$-	$-	$(1,034,122)

				Balance as of
December 31, 2011	Level 1	Level 2	Level 3	December 31, 2011

Assets

Futures contracts (1)	$406,872	$-	$-	$406,872
U.S. Government agency bonds and notes	57,918,432	-	-	57,918,432
Corporate notes	-	54,695,241	-	54,695,241

Total Assets	$58,325,304	$54,695,241	$-	$113,020,545

Liabilities

Futures contracts (1)	$(1,807,665)	$-	$-	$(1,807,665)

(1) See Note 7. "Financial Derivative Instruments" for the fair value in each type of contracts within this category.

For the six month period ended June 30, 2012 and the year-ended December 31, 2011, there were no transfers between Level 1 and Level 2 assets and liabilities.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

D.  Investment Transactions and Investment Income

Security transactions are recorded on the trade date.  Realized gains and losses from security transactions are determined using the identified cost method.  Change in net unrealized gain or loss from the preceding period is reported in the Statements of Operations.  Brokerage commissions and other trading fees are reflected as an adjustment to cost or proceeds at the time of the transaction.  Interest income is recorded on the accrual basis.

Gains or losses on futures contracts and options on futures contracts are realized when contracts are closed.  Net unrealized gains or losses on open contracts (the difference between contract trade price and quoted market price) are reflected in the Statements of Financial Condition.  Any change in net unrealized gain or loss from the preceding period is reported in the Statements of Operations.  Brokerage commissions on futures and options on futures contracts include other trading fees and are charged to expense when contracts are opened.

E.  Futures Contracts

The Partnership may engage in futures contracts as part of its investment strategy to hedge against changes in the value of its portfolio securities and in the value of securities it intends to purchase. Upon entering into a futures contract, the Partnership is required to deposit with the broker an amount of cash or cash equivalents equal to a certain percentage of the contract amount. This is known as the “initial margin.” Subsequent payments (“variation margin”) are made or received by the Partnership each day, depending on the daily fluctuations in the value of the contract, and are included in unrealized gain (loss) on futures contracts. The Partnership recognizes a realized gain or loss when the contract is closed.

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments, which may not correlate with the change in value of the investments that are intended to hedge against. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at June 30, 2012 and December 31, 2011 are reflected within the Condensed Schedules of Investments.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

F.  Foreign Currency Transactions

The Partnership’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Statements of Financial Condition.  Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period.  Gains and losses resulting from the translation to U.S. dollars are reported in income.

G.  Cash

A portion of the cash designated as equity in Newedge USA, LLC is restricted and held as margin collateral for futures transactions.

The Partnership maintains a custody account with a major financial institution. At times, the Partnership’s cash balance could exceed the insured amount under the Federal Deposit Insurance Corporation (“FDIC”). The FDIC temporarily increased its limit to $250,000 until December 31, 2013. The Partnership has not experienced any losses in such accounts and believes it is not subject to any significant counterparty risk related to its cash account.

H.  Organization Costs

The General Partner has incurred all expenses in connection with the initial organization of the Partnership, totaling approximately $64,000.  The General Partner bills the Partnership in monthly installments for such expenses over a sixty-month period beginning in the thirteenth month after the Partnership commenced operations. If the Partnership were to cease operations prior to the end of the sixty month period, the Partnership would not be obligated to pay the General Partner for the unbilled costs.

I.  Offering Costs

Offering costs incurred in connection with the ongoing offering of the Partnership’s interests are borne by the Partnership.  These costs include, but are not limited to, legal fees pertaining to updating the Partnership’s offering documents and materials, accounting and printing costs.  These costs are charged as an expense when incurred.

J.  Income Taxes

As an entity taxable as a partnership for U.S. Federal income tax purposes; the Partnership is not itself subject to federal income tax. The Partnership prepares and files calendar year U.S. and applicable state

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

J.  Income Taxes (continued)

information tax returns and reports to the partners their allocable shares of the Partnership’s income and expenses.

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority.  De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital. Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2012 and December 31, 2011.  However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively.  No interest expense or penalties have been recognized as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011.

The Partnership is subject to income tax examinations by major taxing authorities for all tax years since its inception.

NOTE 2 - PARTNERS’ CAPITAL

A.  Capital Accounts and Allocation of Income and Loss

The Partnership accounts for subscriptions and redemptions on a per partner capital account basis.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

A.  General Partner Management Fee

The General Partner receives a monthly management fee from the Partnership equal to 0.104% (1.25% annually) for Class A and Class B, 0.0625% (0.75% annually) for Institutional Interests, and 0.0208% (0.25% annually) for Special Interests of the Partnership's management fee net asset value (as defined in the Agreement). The General Partner may declare any limited partner of the Partnership (each, a “Limited Partner” and collectively the “Limited Partners”) a “Special Limited Partner” and the management fees or incentive fees charged to any such partner may be different than those charged to other Limited Partners.

Total management fees earned by the General Partner for the three and six months ended June 30, 2012 and 2011 are shown on the Statements of Operations as Management Fee.

B.  Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value (as defined in the Agreement) attributable to Class A and Class B Interests. Total administrative fees for the three and six months ended June 30, 2012 and 2011 are shown on the Statements of Operations as Administrative Fee.

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

For the three and six months ended June 30, 2012, commissions and interest income received by Altegris Futures, and continuing compensation received by Altegris Investments amounted to $393,470 and $579,284, respectively.  For the three and six months ended June 30, 2011, commissions and interest income received by Altegris Futures, and continuing compensation received by Altegris Investments amounted to $478,250 and $929,574, respectively.

The Partnership pays to its clearing brokers and Altegris Futures, at a minimum, brokerage charges at a monthly flat rate of 0.125% (1.5% annually) of the Partnership’s management fee net asset value (as defined).  Brokerage charges may exceed the flat rate described above, depending on commission and trading volume levels, which may vary. For the three and six months ended June 30, 2012, brokerage fees paid to Altegris Futures amounted to $74,749 and $191,873, respectively.  For the three and six months ended June 30, 2011, brokerage fees paid to Altegris Futures amounted to $193,450 and $275,875, respectively.

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

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - SERVICE FEES

Class A Interests pay selling agents an ongoing payment of 0.166% of the month-end net asset value (2% annually) of the value of Interests sold by them which are outstanding at month-end as compensation for their continuing services to such Class A Limited Partners. Total service fees for the three and six months ended June 30, 2012 and 2011 are shown on the Statement of Operations as Service Fees.

Institutional Interests may pay selling agents, if the selling agent so elects, an ongoing payment of 0.0417% (0.50% annually) of the value of Institutional Interests sold by them which are outstanding at month-end as compensation for their continuing services to such Limited Partners holding Institutional Interests.

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

The following presents the fair value of derivative contracts as of June 30, 2012 and December 31, 2011.  The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position.  Fair value is presented on a gross basis in the table below even though the derivative contracts qualify for net presentation in the Statements of Financial Condition.

June 30, 2012

	Asset	Liability
	Derivatives	Derivatives	Net
	Fair Value	Fair Value	Fair Value

Futures Contacts	$3,391,150	$(1,034,122)	$2,357,028

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

December 31, 2011

	Asset	Liability
	Derivatives	Derivatives	Net
	Fair Value	Fair Value	Fair Value

Futures Contacts	$406,872	$(1,807,665)	$(1,400,793)

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three and six months ended June 30, 2012 and 2011.

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Operations.

Three Months Ended June 30, 2012

		Change in	Number of
	Realized	Unrealized	Contracts Closed

Futures Contracts	$18,964,022	$3,400,614	39,966

Six Months Ended June 30, 2012

		Change in	Number of
	Realized	Unrealized	Contracts Closed

Futures Contracts	$12,707,043	$3,757,821	74,705

Three Months Ended June 30, 2011

		Change in	Number of
	Realized	Unrealized	Contracts Closed

Futures Contracts	$(5,737,906)	$(2,894,529)	32,719

Six Months Ended June 30, 2011

		Change in	Number of
	Realized	Unrealized	Contracts Closed

Futures Contracts	$(6,511,599)	$(485,605)	72,638

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

JPMorgan Chase Bank, N.A. (“Custodian”) is the Partnership’s custodian. The Partnership has cash deposited with the Custodian.  For cash not held with the Clearing Broker, the Partnership receives cash management services from an affiliate of the Custodian, J.P. Morgan Investment Management Inc. (“JPMIM”).  The Partnership has a substantial portion of its assets on deposit with the Custodian in U.S. government agency bonds and notes and corporate notes.  Risks arise from investments in bonds and notes due to possible illiquidity and the potential for default by the issuer or counterparty.  Such instruments are also sensitive to changes in interest rates and economic conditions.

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

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three and six months ended June 30, 2012 and 2011. This information has been derived from information presented in the financial statements.

	Three Months ended June 30, 2012
			Institutional
	Class A	Class B	Interest

Total return for Limited Partners (4)
Total return prior to incentive fees	17.78%	18.37%	18.61%
Incentive fees	(3.66%)	(3.75%)	(3.89%)

Total return after incentive fees	14.12%	14.62%	14.72%

Ratio to average net asset value
Expenses prior to incentive fees (1) (3)	4.30%	2.16%	1.32%
Incentive fees (4)	3.46%	3.46%	3.61%

Total expenses	7.76%	5.62%	4.93%

Net investment loss (1) (2) (3)	(4.18%)	(2.04%)	(1.20%)

	Six Months ended June 30, 2012
			Institutional
	Class A	Class B	Interest

Total return for Limited Partners (4)
Total return prior to incentive fees	10.69%	11.80%	12.26%
Incentive fees	(3.45%)	(3.55%)	(3.68%)

Total return after incentive fees	7.24%	8.25%	8.58%

Ratio to average net asset value
Expenses prior to incentive fees (1) (3)	4.22%	2.16%	1.31%
Incentive fees (4)	3.54%	3.45%	3.75%

Total expenses	7.76%	5.61%	5.06%

Net investment loss (1) (2) (3)	(4.10%)	(2.04%)	(1.19%)

ALTEGRIS QIM FUTURES FUND, L.P
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 - FINANCIAL HIGHLIGHTS (CONTINUED)

	Three Months ended June 30, 2011
			Institutional	Special
	Class A	Class B	Interest	Interests

Total return for Limited Partners (4)
Total return prior to incentive fees	(7.58%)	(7.12%)	(6.92%)	(6.80%)
Incentive fees	0.00%	0.00%	0.00%	0.00%

Total return after incentive fees	(7.58%)	(7.12%)	(6.92%)	(6.80%)

Ratio to average net asset value
Expenses prior to incentive fees (1) (3)	4.28%	2.21%	1.38%	0.82%
Incentive fees (4)	0.00%	0.00%	0.00%	0.00%

Total expenses	4.28%	2.21%	1.38%	0.82%

Net investment loss (1) (2) (3)	(4.03%)	(1.96%)	(1.13%)	(0.58%)

	Six Months ended June 30, 2011
			Institutional	Special
	Class A	Class B	Interest	Interests

Total return for Limited Partners (4)
Total return prior to incentive fees	(7.65%)	(6.72%)	(6.33%)	(6.09%)
Incentive fees	(0.09%)	(0.10%)	(0.14%)	0.00%

Total return after incentive fees	(7.74%)	(6.82%)	(6.47%)	(6.09%)

Ratio to average net asset value
Expenses prior to incentive fees (1) (3)	4.27%	2.19%	1.35%	0.80%
Incentive fees (4)	0.09%	0.11%	0.14%	0.00%

Total expenses	4.36%	2.30%	1.49%	0.80%

Net investment loss (1) (2) (3)	(3.98%)	(1.91%)	(1.07%)	(0.52%)

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

From July 1, 2012 through August 1, 2012, the Partnership had subscriptions of $1,899,972.

PART I – FINANCIAL INFORMATION (continued)

Item 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed.  Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so.  Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading.  A portion of the Partnership’s assets not used for margin and held with the Custodian, are invested in liquid, high quality securities.  Through June 30, 2012 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Three Months Ended June 30, 2012

During the second quarter of 2012, the Partnership incurred net realized and unrealized gains of $21,902,748 from its trading activities, net of brokerage commissions of $470,653.  The Partnership accrued net expenses of $5,163,062, including $353,247 in management fees paid to the General Partner, $4,287,078 in incentive fees, and $382,058 in service and professional fees.  The Partnership earned $35,347 in interest income during the second quarter of 2012.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the second quarter of 2012 is set forth below.

Second Quarter 2012.  The Partnership achieved a gain in April 2012.  The Partnership held long positions for the entire month in interest rate futures contracts, as poor March U.S. employment data and Spain’s downgrade by S&P drove interest rate futures higher.  The Partnership started the month short futures contracts on stock indices and reversed to a long position after the S&P declined five consecutive days. The Partnership stayed with that long position for the rest of the month as the S&P was able to recover most of its losses from earlier in the month. Trading in currency, metal, energy and agricultural sectors all produced losses, but the Partnership’s exposure in these sectors was less significant. The Partnership achieved a gain in May 2012, as poor U.S. employment data in the beginning of the month started equities on a downward slide.  The Partnership’s short positions in futures contracts on stock indices were well positioned to profit during the decline.  The Partnership also benefitted from its long positions in the 10-year note and 30-year bond throughout the month.  The most significant contributions to performance during the month came from trading in futures contracts on stock indices, interest rates and currencies.  The Partnership achieved a gain in June 2012 based largely on long futures contracts on stock indices. Equity markets rallied on the release of strong U.S. economic data.  Futures contracts on crude oil led the Partnership’s energy sector trading.  Trading in futures contracts on currencies was the worst performing sector during the month as the dollar struggled during the first three weeks of the month, while the Partnership held short positions.

Three Months Ended June 30, 2011

During the second quarter of 2011, the Partnership incurred net realized and unrealized losses of $8,994,754 from its trading activities, net of brokerage commissions of $492,842.  The Partnership accrued net expenses of $913,402 (before the operating expense cap), including $377,599 in management fees paid to the General Partner, $0 in incentive fees, and $389,722 in service and professional fees.  The Partnership earned $78,440 in interest income during the second quarter of 2011.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the second quarter of 2011 is set forth below.

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

Six Months Ended June 30, 2012

During the six months ended June 30, 2012, the Partnership incurred net realized and unrealized gains of $15,564,537 from its trading activities, net of brokerage commissions of $928,058.  The Partnership accrued net expenses of $6,002,018, including $702,503 in management fees paid to the General Partner, $4,295,759 in incentive fees, and $728,932 in service and professional fees.  The Partnership earned $70,780 in interest income during the six months ended June 30, 2012.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the six months ended June 30, 2012 is set forth below.

Second Quarter 2012.  The Partnership achieved a gain in April 2012.  The Partnership held long positions for the entire month in interest rate futures contracts, as poor March U.S. employment data and Spain’s downgrade by S&P drove interest rate futures higher.  The Partnership started the month short futures contracts on stock indices and reversed to a long position after the S&P declined five consecutive days. The Partnership stayed with that long position for the rest of the month as the S&P was able to recover most of its losses from earlier in the month. Trading in currency, metal, energy and agricultural sectors all produced losses, but the Partnership’s exposure in these sectors was less significant. The Partnership achieved a gain in May 2012, as poor U.S. employment data in the beginning of the month started equities on a downward slide.  The Partnership’s short positions in futures contracts on stock indices were well positioned to profit during the decline.  The Partnership also benefitted from its long positions in the 10-year note and 30-year bond throughout the month.  The most significant contributions to performance during the month came from trading in futures contracts on stock indices, interest rates and currencies.  The Partnership achieved a gain in June 2012 based largely on long futures contracts on stock indices. Equity markets rallied on the release of strong U.S. economic data.  Futures contracts on crude oil led the Partnership’s energy sector trading.  Trading in futures contracts on currencies was the worst performing sector during the month as the dollar struggled during the first three weeks of the month, while the Partnership held short positions.

First Quarter 2012.  The Partnership experienced a loss in January 2012, with losses highly concentrated in the interest rate sector.   Positions in futures contracts on US Treasuries were the worst performing during the month, however, the Partnership also struggled with positions in futures contracts on the Euro currency, Euro-Bund and Dax.  The Partnership earned gains in its trading of futures contracts on US equity indices, but it was not enough to offset losses elsewhere in the portfolio.   The Partnership experienced a loss in February 2012 on poor trading in interest rate futures for the second consecutive month.  Energy trading buoyed the month’s performance with futures contracts on crude oil and brent crude representing the month’s two best performing contracts as the Partnership took advantage of the long rally in oil prices. The Partnership achieved a gain in March 2012. During the first half of March, the positive economic data in the US drove interest rate futures down at a time when the Partnership was heavily short that sector.  Subdued data from China, Europe and the US housing market also contributed to the rally in interest rate futures for the remainder of the month. While the Partnership lightened its exposure to US interest rates, positions in the European rates lead to losses in those markets. The Partnership profited from its trading of futures contracts on the short side of the Yen and on the long side of E-mini S&P contracts during the month.

Six Months Ended June 30, 2011

During the six months ended June 30, 2011, the Partnership incurred net realized and unrealized losses of $7,907,349 from its trading activities, net of brokerage commissions of $1,006,229.  The Partnership accrued net expenses of $1,862,880, including $747,479 in management fees paid to the General Partner, $131,720 in incentive fees, and $766,356  in service and professional fees.  The Partnership earned $178,670 in interest income during the six months ended June 30, 2011.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the six months ended June 30, 2011 is set forth below.

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

(b) Not applicable.

(c) Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner.  The Partnership may declare additional redemption dates upon notice to the Limited Partners.  The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners.  The following table summarizes the redemptions by Limited Partners during the second calendar quarter of 2012:

Month	Amount Redeemed
April 30, 2012	$5,795,371
May 31, 2012	$2,722,999
June 30, 2012	$3,051,463

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

Dated: August 14, 2012

ALTEGRIS QIM FUTURES FUND, L.P.

By:	ALTEGRIS PORTFOLIO MANAGEMENT, INC.
(d/b/a Altegris Funds), its general partner

/s/ Jon C. Sundt
Jon C. Sundt, President (principal executive officer and principal financial officer)