Form 10-Q
period 2012-09-30
Altegris QIM Futures Fund, L.P.
filed 2012-11-14
CIK 1469317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2012 (Unaudited) and DECEMBER 31, 2011 (Audited)
_______________

	September 30, 2012	December 31, 2011
ASSETS
Equity in commodity broker account:
Restricted cash	$10,699,157	$3,834,746
Cash	10,230,443	6,573,863
Restricted foreign currency (cost - $7,493,184 and $2,315,869)	7,420,893	2,317,800

	28,350,493	12,726,409

Cash	9,939,060	5,822,859
Investment securities at value (cost - $107,395,507 and $112,611,968)	107,401,359	112,613,673
Interest receivable	92,622	31,136

Total assets	$145,783,534	$131,194,077

LIABILITIES
Equity in commodity broker account:
Foreign currency (premium - $5,147,069 and $2,313,350)	$5,097,413	$2,315,279
Unrealized loss on open commodity futures contracts	3,233,191	1,400,793

	8,330,604	3,716,072

Commissions payable	24,602	77,167
Management fee payable	126,115	123,145
Administrative fee payable	28,303	28,226
Service fees payable	89,970	85,637
Incentive fees payable	7,091	712,477
Redemptions payable	1,236,872	1,210,184
Subscriptions received in advance	3,680,908	2,602,678
Other liabilities	176,435	225,456

Total liabilities	13,700,900	8,781,042

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	930	864
Limited Partners	132,081,704	122,412,171

Total partners' capital (Net Asset Value)	132,082,634	122,413,035

Total liabilities and partners' capital	$145,783,534	$131,194,077

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2012 (Unaudited)
_______________

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Value	% of Partners Capital

Fixed Income Investments

Corporate Notes
$2,600,000	10/25/2012	Alpine Securitization Corp Disc Note, 0.18%	$2,599,616	1.97%
3,200,000	10/3/2012	Bank of Montreal, 0.19%	3,200,000	2.42%
5,000,000	10/1/2012	Bank of Nova Scotia Disc Note, 0.08%	4,999,967	3.79%
2,300,000	10/10/2012	BMW US Capital LLC Disc Note, 0.273%	2,299,712	1.74%
2,900,000	10/17/2012	Chevron Corp Disc Note, 0.17%	2,899,734	2.20%
2,920,000	10/5/2012	Fletcher Asset Management Corp Disc Note, 0.16%	2,919,478	2.21%
2,450,000	10/5/2012	Mizuho Funding LLC, 0.17%	2,450,000	1.85%
2,150,000	10/1/2012	Mont Blanc Capital Corp Disc Note, 0.19%	2,149,785	1.63%
3,400,000	10/3/2012	NetJets Corp Disc Note, 0.13%	3,399,816	2.57%
3,200,000	10/4/2012	Norinchukin Bank, 0.21%	3,200,000	2.42%
2,350,000	10/9/2012	Pfizer Inc Disc Note, 0.05%	2,349,902	1.78%
2,500,000	10/5/2012	Regency Markets No. 1 LLC, 0.20%	2,499,903	1.89%
2,120,000	10/1/2012	Shizuoka Bank, 0.21%	2,119,985	1.61%
3,500,000	10/19/2012	Sumitomo Trust & Banking Co Disc Note, 0.19%	3,500,000	2.65%
3,400,000	10/12/2012	Toronto-Dominion Holdings, 0.07%	3,399,577	2.57%
3,200,000	10/5/2012	Wal-Mart Stores Inc Disc Note, 0.05%	3,199,716	2.42%
Total Corporate Notes (cost - $47,187,191)			47,187,191	35.72%

U.S. Government Agency Bonds and Notes
$1,685,000	10/1/2012	Federal Farm Credit Bank Disc Note, 0.10%	1,685,000	1.28%
1,700,000	10/26/2012	Federal Farm Credit Bank Disc Note, 0.07%	1,699,917	1.29%
1,000,000	5/2/2013	Federal Farm Credit Bank, 0.75%	1,003,102	0.76%
3,720,000	10/5/2012	Federal Home Loan Bank Disc Note, 0.13%	3,719,993	2.82%
3,200,000	11/14/2012	Federal Home Loan Bank Disc Note, 0.03%	3,199,882	2.42%
6,500,000	10/25/2012	Federal Home Loan Bank, 0.125%	6,499,760	4.92%
2,500,000	1/10/2013	Federal Home Loan Bank, 0.18%	2,500,000	1.89%
2,100,000	1/29/2013	Federal Home Loan Bank, 0.375%	2,101,340	1.59%
4,250,000	2/8/2013	Federal Home Loan Bank, 0.16%	4,249,698	3.22%
4,000,000	11/19/2012	Federal Home Loan Mort Corp Disc Note, 0.03%	3,999,836	3.03%
700,000	10/16/2012	Federal National Mort Assoc Disc Note, 0.02%	699,988	0.53%
3,000,000	10/30/2012	Federal National Mortgage Association, 0.50%	3,000,579	2.27%
3,200,000	2/22/2013	Federal National Mortgage Association, 1.75%	3,219,910	2.44%
500,000	2/26/2013	Federal National Mortgage Association, 0.75%	501,187	0.38%
3,500,000	5/7/2013	Federal National Mortgage Association, 1.75%	3,531,241	2.67%
4,100,000	8/20/2013	Federal National Mortgage Association, 1.25%	4,136,629	3.13%
Total U.S. Government Agency Bonds and Notes (cost - $45,744,219)			45,748,062	34.64%

U.S. Treasury Obligations
$4,700,000	10/18/2012	United States Treasury Bill, 0.05%	4,699,854	3.56%
2,500,000	3/15/2013	United States Treasury Note, 1.375%	2,513,867	1.90%
2,000,000	4/15/2013	United States Treasury Note, 1.75%	2,017,032	1.53%
2,000,000	5/15/2013	United States Treasury Note, 1.375%	2,015,000	1.52%
3,000,000	6/15/2013	United States Treasury Note, 1.125%	3,019,923	2.29%
200,000	5/31/2013	United States Treasury Note, 0.50%	200,430	0.15%
Total United States Treasury Obligations (cost - $14,464,097)			14,466,106	10.95%

Total Investment Securities (cost - $107,395,507)			$107,401,359	81.31%

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
SEPTEMBER 30, 2012 (Unaudited)
_______________

	Range of Expiration Dates	Number of Contracts	Value	% of Partners Capital

Long Futures Contracts:
Agriculture	Nov 12 - Dec 12	163	$(108,093)	(0.08)%
Currencies	Dec 12	422	(154,328)	(0.11)%
Energy	Nov 12	74	110,298	0.08%
Interest Rates	Dec 12	331	106,455	0.08%
Metals	Dec 12	98	110,504	0.08%
Stock Indices	Oct 12 - Dec 12	4,125	(3,034,602)	(2.30)%
Treasury Rates	Dec 12	561	77,268	0.06%

Total Long Futures Contracts		5,774	(2,892,498)	(2.19)%

Short Futures Contracts:
Agriculture	Dec 12 - Mar 13	12	586	0.00%
Currencies	Dec 12	119	(39,905)	(0.03)%
Energy	Nov 12	9	1,029	0.00%
Metals	Jan 13	3	(47)	0.00%
Stock Indices	Oct 12	11	6,400	0.00%
Treasury Rates	Dec 12	219	(308,756)	(0.23)%

Total Short Futures Contracts		373	(340,693)	(0.26)%

Total Futures Contracts		6,147	$(3,233,191)	(2.45)%

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

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Unaudited)
_______________

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
TRADING GAIN (LOSS)
Gain (loss) on trading of commodity futures
Realized	$4,115,874	$8,523,299	$16,822,917	$2,011,700
Change in unrealized	(5,590,219)	(919,486)	(1,832,398)	(1,405,091)
Brokerage commissions	(487,139)	(461,303)	(1,415,197)	(1,467,532)

Gain (loss) from trading futures	(1,961,484)	7,142,510	13,575,322	(860,923)

Gain (loss) on trading of securities
Realized	12,162	14,401	39,721	70,459
Change in unrealized	5,731	(16,489)	4,147	47,256

Gain from trading securities	17,893	(2,088)	43,868	117,715

Foreign currency gain (loss)	15,241	2,807	16,997	(20,912)

Total trading gain (loss)	(1,928,350)	7,143,229	13,636,187	(764,120)

NET INVESTMENT INCOME (LOSS)
Income
Interest income	36,454	48,024	107,234	226,694

Expenses
Management fee	369,203	352,435	1,071,706	1,099,914
Service fees	261,171	254,810	776,802	786,463
Professional fees	111,141	109,713	324,442	344,416
Administrative fee	82,919	81,079	242,249	255,199
Offering costs	-	2,579	20,716	79,013
Incentive fees	7,091	125,346	4,302,850	257,066
Organization and initial offering expenses	3,200	3,200	9,600	9,600
Interest expense	4,208	-	7,673	-
Other expenses	17,738	41,962	102,651	78,767

Total expenses	856,671	971,124	6,858,689	2,910,438

Net investment loss	(820,217)	(923,100)	(6,751,455)	(2,683,744)

NET INCOME (LOSS)	$(2,748,567)	$6,220,129	$6,884,732	$(3,447,864)

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Unaudited)
_______________

		Limited Partners

						Institutional		Special	General
	Total	Class A		Class B		Interests		Interests	Partner

Balances at December 31, 2011	$122,413,035	$50,364,450		$47,125,361		$24,922,360		$-	$864

Transfers	-	(1,576,592)	#	1,556,577	#	20,015	#	-	-

Capital additions	24,097,015	10,189,015		8,640,767		5,267,233		-	-

Capital withdrawals	(21,312,148)	(9,075,338)		(10,471,395)		(1,765,415)		-	-

From operations:
Net investment loss	(6,751,455)	(3,289,424)		(2,244,932)		(1,217,071)		-	(28)
Net realized gain from investments	15,464,438	6,492,982		5,450,918		3,520,429		-	109
Net change in unrealized loss from investments	(1,828,251)	(735,773)		(644,516)		(447,947)		-	(15)
Net income	6,884,732	2,467,785		2,561,470		1,855,411		-	66

Balances at September 30, 2012	$132,082,634	$52,369,320		$49,412,780		$30,299,604		$-	$930

Balances at December 31, 2010	$120,863,896	$50,915,319		$48,418,588		$20,629,168		$899,957	$864

Transfers	-	(220,990)		(262,792)		483,782		-	-

Capital additions	31,385,636	13,142,247		10,062,722		8,180,667		-	-

Capital withdrawals	(26,746,540)	(11,793,794)		(9,558,556)		(4,500,362)		(893,828)	-

From operations:
Net investment loss	(2,683,744)	(1,634,191)		(804,358)		(241,572)		(3,599)	(24)
Net realized gain from investments	593,715	237,749		187,484		162,004		6,474	4
Net change in unrealized loss from investments	(1,357,835)	(545,556)		(523,032)		(280,235)		(9,004)	(8)
Net loss	(3,447,864)	(1,941,998)		(1,139,906)		(359,803)		(6,129)	(28)

Balances at September 30, 2011	$122,055,128	$50,100,784		$47,520,056		$24,433,452		$-	$836

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

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of September 30, 2012 and December 31, 2011, and reported amounts of income and expenses for the three and nine months ended September 30, 2012 and 2011, respectively.  Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that the differences could be material.

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, promulgated by the U.S. Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnote disclosures required under U.S. GAAP.  The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of the General Partner, necessary for the fair presentation of the condensed financial statements for the interim period.

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

The Partnership values futures contracts at the closing price of the contract’s primary exchange.  The Partnership includes futures and options on futures contracts in Level 1 of the fair value hierarchy.

The fair value of U.S. government agency bonds and notes is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs which include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government agency bonds and notes are generally categorized in Levels 1 or 2 of the fair value hierarchy. There were no fair valued U.S. government agency bonds and notes as of September 30, 2012 and December 31, 2011.

The fair value of U.S. treasury obligations is generally based on quoted prices in active markets. U.S. treasury obligations are generally categorized in Level 1 of the fair value hierarchy.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, notes, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are generally categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. There were no fair valued corporate notes as of September 30, 2012 and December 31, 2011.

The industry classifications included in the condensed schedule of investments represent the General Partner’s belief as to the most meaningful presentation of the classification of the Partnership’s investments.

ALTEGRIS QIM FUTURES FUND, L.P
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.  Fair Value (continued)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. There were no changes in the Partnership’s valuation methodology during the nine month period ended September 30, 2012 and the year-ended December 31, 2011.

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of September 30, 2012 and December 31, 2011:

September 30, 2012	Level 1	Level 2	Level 3	Balance as of September 30, 2012

Assets

Futures contracts (1)	$467,582	$-	$-	$467,582
U.S. Government agency bonds and notes	45,748,062	-	-	45,748,062
Corporate notes	-	47,187,191	-	47,187,191
U.S. Treasury obligations	14,466,106	-	-	14,466,106

Total Assets	$60,681,750	$47,187,191	$-	$107,868,941

Liabilities

Futures contracts (1)	$(3,700,773)	$-	$-	$(3,700,773)

				Balance as of
December 31, 2011	Level 1	Level 2	Level 3	December 31, 2011

Assets

Futures contracts (1)	$406,872	$-	$-	$406,872
U.S. Government agency bonds and notes	57,918,432	-	-	57,918,432
Corporate notes	-	54,695,241	-	54,695,241

Total Assets	$58,325,304	$54,695,241	$-	$113,020,545

Liabilities

Futures contracts (1)	$(1,807,665)	$-	$-	$(1,807,665)

(1) See Note 7. "Financial Derivative Instruments" for the fair value in each type of contracts within this category.

For the nine month period ended September 30, 2012 and the year-ended December 31, 2011, there were no transfers between Level 1 and Level 2 assets and liabilities. For the nine month period ended September 30, 2012 and the year-ended December 31, 2011, there were no Level 3 securities.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

D.  Investment Transactions and Investment Income

Security transactions are recorded on the trade date for financial reporting purposes.  Realized gains and losses from security transactions are determined using the identified cost method.  Change in net unrealized gain or loss from the preceding period is reported in the statements of operations.  Brokerage commissions and other trading fees are reflected as an adjustment to cost or proceeds at the time of the transaction.  Interest income is recorded on an accrual basis.

Gains or losses on futures contracts and options on futures contracts are realized when contracts are closed.  Net unrealized gains or losses on open contracts (the difference between contract trade price and quoted market price) are reflected in the statements of financial condition.  Any change in net unrealized gain or loss from the preceding period is reported in the statements of operations.  Brokerage commissions on futures and options on futures contracts include other trading fees and are incurred as an expense when contracts are opened.

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

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments, which may not correlate with the change in value of the investments they are intended to hedge against. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at September 30, 2012 and December 31, 2011 are reflected within the Condensed Schedules of Investments.

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

G.  Cash

A portion of the cash designated as equity in commodity broker is restricted and held as margin collateral for futures transactions.

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

J.  Income Taxes

As an entity taxable as a partnership for U.S. Federal income tax purposes; the Partnership itself is not subject to federal income tax. The Partnership prepares and files calendar year U.S. and applicable state

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

J.  Income Taxes (continued)

information tax returns and reports to the partners their allocable shares of the Partnership’s income and expenses.

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority.  De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital. Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2012 and December 31, 2011.  However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively.  No interest expense or penalties have been recognized as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011.

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

No limited partner of the Partnership (each, a “Limited Partner” and collectively the “Limited Partners”) shall be liable for any debts or liabilities of the Partnership or any losses thereof in excess of such Limited Partner's capital contributions, except as may be required by law.

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

Total management fees earned by the General Partner for the three and nine months ended September 30, 2012 and 2011 are shown on the Statements of Operations as Management Fee.

B.  Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value (as defined in the Agreement) attributable to Class A and Class B Interests. Total administrative fees for the three and nine months ended September 30, 2012 and 2011 are shown on the Statements of Operations as Administrative Fee.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

C.  Altegris Investments, Inc. and Altegris Futures, L.L.C.

Altegris Investments, Inc. (“Altegris Investments”), an affiliate of the General Partner, is registered as a broker-dealer with the SEC. Beginning January 1, 2011, Altegris Futures, L.L.C. (“Altegris Futures”), an affiliate of the General Partner and an introducing broker registered with the CFTC, became the Partnership’s introducing broker. Prior to January 1, 2011, Altegris Investments served as the Partnership’s introducing broker.  Altegris Investments has entered into a selling agreement with the Partnership whereby it receives 2% per annum as continuing compensation for Class A Interests sold by Altegris Investments that are outstanding at month end. Altegris Futures, as the Partnership’s introducing broker, receives a portion of the commodity brokerage commissions paid by the Partnership to the Clearing Broker and interest income retained by the Clearing Broker. Additionally, the Partnership pays to its clearing brokers and Altegris Futures, at a minimum, brokerage charges at a monthly flat rate of 0.125% (1.5% annually) of the Partnership’s management fee net asset value (as defined).  Brokerage charges may exceed the flat rate described above, depending on commission and trading volume levels, which may vary. At September 30, 2012 and December 31, 2011, respectively, the Partnership had commissions and brokerage fees payable to Altegris Futures of $101,100 and $129,476 and service fees payable to Altegris Investments of $24,828 and $27,698. The following tables show the fees paid to Altegris Investments and Altegris Futures for the three and nine months ended September 30, 2012 and 2011:

	Three months ended	Three months ended
	September 30, 2012	September 30, 2011
Altegris Futures - Commission fees	$241,125	$185,078
Altegris Futures - Brokerage fees	98,753	172,297
Altegris Investments - Service fees	71,700	81,498
Total	$411,578	$438,873

	Nine months ended	Nine months ended
	September 30, 2012	September 30, 2011
Altegris Futures - Commission fees	$711,289	$650,294
Altegris Futures - Brokerage fees	290,626	448,173
Altegris Investments - Service fees	212,816	269,980
Total	$1,214,731	$1,368,447

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

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - SERVICE FEES

Class A Interests pay selling agents an ongoing payment of 0.166% of the month-end net asset value (2% annually) of the value of Interests sold by them which are outstanding at month-end as compensation for their continuing services to such Class A Limited Partners. Institutional Interests may pay selling agents, if the selling agent so elects, an ongoing payment of 0.0417% (0.50% annually) of the value of Institutional Interests sold by them which are outstanding at month-end as compensation for their continuing services to such Limited Partners holding Institutional Interests. Total service fees for the three and nine months ended September 30, 2012 and 2011 are shown on the Statement of Operations as Service Fees.

NOTE 6 - BROKERAGE AGREEMENT

J.P. Morgan Securities, LLC is the Partnership’s commodity broker (the “Clearing Broker”), pursuant to the terms of a brokerage agreement.  The Partnership pays brokerage commissions to the Clearing Broker for clearing trades on its behalf, which are reflected in the Statements of Operations as Brokerage Commissions.  Prior to July 2012, Newedge USA, LLC served as the Partnership’s commodity broker.

 NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS

The Partnership engages in futures contracts for the purpose of achieving capital appreciation.  None of the Partnership’s derivative instruments are designated as hedging instruments, as defined in the Derivatives and Hedging Topic of the Accounting Standards Codification, nor are they used for other risk management purposes.  The Advisor and General Partner actively assess, manage and monitor risk exposure on derivatives on a contract basis, a sector basis (e.g., interest rate derivatives, agricultural derivatives, etc.), and on an overall basis in accordance with established risk parameters.  Due to the speculative nature of the Partnership’s derivative trading activity, the Partnership is subject to the risk of substantial losses from derivatives trading.

The following presents the fair value of derivative contracts as of September 30, 2012 and December 31, 2011.  The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position.  Fair value is presented on a gross basis in the table below even though the derivative contracts qualify for net presentation in the Statements of Financial Condition.

September 30, 2012

	Asset	Liability
	Derivatives	Derivatives	Net
	Fair Value	Fair Value	Fair Value

Futures Contracts	$467,582	$(3,700,773)	(3,233,191)

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

December 31, 2011

	Asset	Liability
	Derivatives	Derivatives	Net
	Fair Value	Fair Value	Fair Value

Futures Contracts	$406,872	$(1,807,665)	(1,400,793)

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three and nine months ended September 30, 2012 and 2011.

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Operations.

Three Months Ended September 30, 2012
		Change in	Number of
	Realized	Unrealized	Contracts Closed

Futures Contracts	$4,115,874	$(5,590,219)	38,593

Nine Months Ended September 30, 2012
		Change in	Number of
	Realized	Unrealized	Contracts Closed

Futures Contracts	$16,822,917	$(1,832,398)	113,298

Three Months Ended September 30, 2011
		Change in	Number of
	Realized	Unrealized	Contracts Closed

Futures Contracts	$8,523,299	$(919,486)	27,426

Nine Months Ended September 30, 2011
		Change in	Number of
	Realized	Unrealized	Contracts Closed

Futures Contracts	$2,011,700	$(1,405,091)	100,064

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

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 -FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three and nine months ended September 30, 2012 and 2011. This information has been derived from information presented in the financial statements.

	Three Months ended September 30, 2012
			Institutional
	Class A	Class B	Interest
Total return for Limited Partners (4)
Total return prior to incentive fees	(2.48%)	(2.00%)	(1.79%)
Incentive fees	(0.01%)	(0.00%)	(0.01%)

Total return after incentive fees	(2.49%)	(2.00%)	(1.80%)

Ratio to average net asset value
Expenses prior to incentive fees (1) (3)	4.05%	2.03%	1.19%
Incentive fees (4)	0.00%	0.01%	0.01%

Total expenses	4.05%	2.04%	1.20%

Net investment loss (1) (2) (3)	(3.93%)	(1.92%)	(1.08%)

	Nine Months ended September 30, 2012
			Institutional
	Class A	Class B	Interest
Total return for Limited Partners (4)
Total return prior to incentive fees	8.03%	9.65%	10.32%
Incentive fees	(3.46%)	(3.56%)	(3.70%)

Total return after incentive fees	4.57%	6.09%	6.62%

Ratio to average net asset value
Expenses prior to incentive fees (1) (3)	4.17%	2.12%	1.27%
Incentive fees (4)	3.51%	3.40%	3.63%

Total expenses	7.68%	5.52%	4.90%

Net investment loss (1) (2) (3)	(4.05%)	(2.00%)	(1.15%)

ALTEGRIS QIM FUTURES FUND, L.P
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 - FINANCIAL HIGHLIGHTS (CONTINUED)

	Three Months ended September 30, 2011
			Institutional	Special
	Class A	Class B	Interest	Interests
Total return for Limited Partners (4)
Total return prior to incentive fees	4.89%	5.41%	5.62%	5.76%
Incentive fees	(0.12%)	(0.08%)	(0.10%)	0.00%

Total return after incentive fees	4.77%	5.33%	5.52%	5.76%

Ratio to average net asset value
Expenses prior to incentive fees (1) (3)	4.19%	2.12%	1.28%	0.76%
Incentive fees (4)	0.12%	0.08%	0.10%	0.00%

Total expenses	4.31%	2.20%	1.38%	0.76%

Net investment loss (1) (2) (3)	(4.03%)	(1.96%)	(1.13%)	(0.60%)

	Nine Months ended September 30, 2011
			Institutional	Special
	Class A	Class B	Interest	Interests
Total return for Limited Partners (4)
Total return prior to incentive fees	(3.13%)	(1.67%)	(1.06%)	(0.68%)
Incentive fees	(0.21%)	(0.18%)	(0.25%)	0.00%
Total return after incentive fees	(3.34%)	(1.85%)	(1.31%)	(0.68%)

Ratio to average net asset value
Expenses prior to incentive fees (1) (3)	4.24%	2.17%	1.34%	0.78%
Incentive fees (4)	0.21%	0.19%	0.25%	0.00%

Total expenses	4.45%	2.36%	1.59%	0.78%

Net investment loss (1) (2) (3)	(3.99%)	(1.93%)	(1.10%)	(0.55%)

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

ALTEGRIS QIM FUTURES FUND, L.P
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 11 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were available to be issued. From October 1, 2012 through November 1, 2012, the Partnership had subscriptions of $7,742,814 and redemptions of $3,619,044. Management has determined there are no additional matters requiring disclosure.

PART I – FINANCIAL INFORMATION (continued)

Item 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed.  Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so.  Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading.  A portion of the Partnership’s assets not used for margin and held with the Custodian, are invested in liquid, high quality securities.  Through September 30, 2012 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Three Months Ended September 30, 2012

During the third quarter of 2012, the Partnership incurred net realized and unrealized losses of $ 1,928,350 from its trading activities, net of brokerage commissions of $487,139.  The Partnership accrued net expenses of $856,671, including $369,203 in management fees paid to the General Partner, $7,091 in incentive fees, and $372,312 in service and professional fees.  The Partnership earned $36,454 in interest income during the third quarter of 2012.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the third quarter of 2012 is set forth below.

Third Quarter 2012.  The Partnership experienced a loss in July 2012 as poor employment numbers in the U.S. and continued concern about the fiscal health of Spain and Italy caused the equity markets to slide and treasury prices to rise, both working against the Partnership’s positions.  The Eurobund accounted for over half of the losses for the month. The Partnership also struggled in the stock index sector, with futures contracts on the S&P being the worst performer.  Short positions in Crude Oil also hurt performance as prices spiked during the month. Short positions in most of the foreign currencies contributed positively with a short Euro position being the best performer.  The Partnership finished August 2012 with a slight gain.  Long stock index futures positions drove performance during the month. The month began negatively for stocks and treasuries, but the outlook changed with an unexpectedly positive U.S. employment report. Interest rates generated significant losses for the month, with a short Eurobund position in the second half of the month being the biggest loser. Crude oil prices rose steadily, contravening our mostly month-long short position. Currencies additionally dragged down returns as long positions in the Australian Dollar and Euro yielded losses.  The Partnership ended September relatively flat with equity positions having delivered the bulk of the gains, offset by losses in interest rate positions. Other notable contributors were profitable positions in futures contracts on energies, particularly Crude Oil, as well as lucrative positions in Gold and Copper. Interest rate futures and currency futures hurt performance considerably.

Three Months Ended September 30, 2011

During the third quarter of 2011, the Partnership incurred net realized and unrealized gains of $7,143,229 from its trading activities, net of brokerage commissions of $461,303.  The Partnership accrued net expenses of $971,124, including $352,435 in management fees paid to the General Partner, $125,346 in incentive fees, and $364,523 in service and professional fees.  The Partnership earned $48,024 in interest income during the third quarter of 2011.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the third quarter of 2011 is set forth below.

Third Quarter 2011.  Performance in July was positive as trading in interest rate futures showed solid gains.  Performance was boosted by gold and silver trading as the gold markets reached an all-time high.  The end of the month saw global markets falter and the Partnership’s short stock index positions and long interest rate positions, generated gains for the month.  August saw mixed performance for the Partnership as world equity markets, which had fallen significantly in the last week of July, fell even more rapidly in the first week of August.  The Partnership began the month with gains primarily from its positions in US and European stock index futures, but concerns regarding the European debt crisis and the downgrade of US Government debt drove markets significantly lower.  Performance was driven by positions in equity markets – both short and long.  The Partnership achieved gains in trading gold futures amid a choppy market for the commodity.  The Partnership achieved a gain in September 2011 as markets continued to be driven by speculation regarding the sovereign debt crises throughout the euro zone.  The Partnership was well-positioned to take advantage of high volatility by holding short positions in global equity markets and long positions in global interest rate futures to start the month.  The Partnership profited by reversing its positions as the markets rallied during the second week of the month.

Nine Months Ended September 30, 2012

During the nine months ended September 30, 2012, the Partnership incurred net realized and unrealized gains of $13,636,187  from its trading activities, net of brokerage commissions of $1,415,197.  The Partnership accrued net expenses of $6,858,689, including $1,071,706 in management fees paid to the General Partner, $4,302,850 in incentive fees, and $1,101,244  in service and professional fees.  The Partnership earned $107,234 in interest income during the nine months ended September 30, 2012.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the nine months ended September 30, 2012 is set forth below.

Third Quarter 2012.  The Partnership experienced a loss in July 2012 as poor employment numbers in the U.S. and continued concern about the fiscal health of Spain and Italy caused the equity markets to slide and treasury prices to rise, both working against the Partnership’s positions.  The Eurobund accounted for over half of the losses for the month. The Partnership also struggled in the stock index sector, with futures contracts on the S&P being the worst performer.  Short positions in Crude Oil also hurt performance as prices spiked during the month. Short positions in most of the foreign currencies contributed positively with a short Euro position being the best performer.  The Partnership finished August 2012 with a slight gain.  Long stock index futures positions drove performance during the month. The month began negatively for stocks and treasuries, but the outlook changed with an unexpectedly positive U.S. employment report. Interest rates generated significant losses for the month, with a short Eurobund position in the second half of the month being the biggest loser. Crude oil prices rose steadily, contravening our mostly month-long short position. Currencies additionally dragged down returns as long positions in the Australian Dollar and Euro yielded losses.  The Partnership ended September relatively flat with equity positions having delivered the bulk of the gains, offset by losses in interest rate positions. Other notable contributors were profitable positions in futures contracts on energies, particularly Crude Oil, as well as lucrative positions in Gold and Copper. Interest rate futures and currency futures hurt performance considerably.

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

Nine Months Ended September 30, 2011

During the nine months ended September 30, 2011, the Partnership incurred net realized and unrealized losses of $764,120 from its trading activities, net of brokerage commissions of $1,467,532.  The Partnership accrued net expenses of $2,910,438, including $1,099,914 in management fees paid to the General Partner, $257,066 in incentive fees, and $1,130,879 in service and professional fees.  The Partnership earned $226,694 in interest income during the nine months ended September 30, 2011.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the nine months ended September 30, 2011 is set forth below.

Third Quarter 2011.  Performance in July was positive as trading in interest rate futures showed solid gains.  Performance was boosted by gold and silver trading as the gold markets reached an all-time high.  The end of the month saw global markets falter and the Partnership’s short stock index positions and long interest rate positions, generated gains for the month.  August saw mixed performance for the Partnership as world equity markets, which had fallen significantly in the last week of July, fell even more rapidly in the first week of August.  The Partnership began the month with gains primarily from its positions in US and European stock index futures, but concerns regarding the European debt crisis and the downgrade of US Government debt drove markets significantly lower.  Performance was driven by positions in equity markets – both short and long.  The Partnership achieved gains in trading gold futures amid a choppy market for the commodity.  The Partnership achieved a gain in September 2011 as markets continued to be driven by speculation regarding the sovereign debt crises throughout the euro zone.  The Partnership was well-positioned to take advantage of high volatility by holding short positions in global equity markets and long positions in global interest rate futures to start the month.  The Partnership profited by reversing its positions as the markets rallied during the second week of the month.

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

(b) Not applicable.

(c) Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner.  The Partnership may declare additional redemption dates upon notice to the Limited Partners.  The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners.  The following table summarizes the redemptions by Limited Partners during the third calendar quarter of 2012:

Month	Amount Redeemed
July 31, 2012	$283,793
August 31, 2012	$721,066
September 30, 2012	$1,149,148

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

Dated: November 14, 2012

ALTEGRIS QIM FUTURES FUND, L.P.

By:	ALTEGRIS PORTFOLIO MANAGEMENT, INC.
(d/b/a Altegris Funds), its general partner

/s/ Jon C. Sundt
Jon C. Sundt, President (principal executive officer and principal financial officer)