Form 10-K/A
period 2010-12-31
Altegris QIM Futures Fund, L.P.
filed 2012-11-28
CIK 1469317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No, 1)

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
Yes ☐No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐No ☒
 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant's audited financial statements for the fiscal year ended December 31, 2010 and the period October 7, 2009 (inception of trading) to December 31, 2009, constituting Registrant's annual report to its limited partners for fiscal year 2010, is incorporated into Part IV, Item 15 of this Form 10-K/A by reference to Registrant's audited financial statements for the fiscal year ended December 31, 2010 and the period October 7, 2009 (inception of trading) to December 31, 2009 filed with Registrant's Form 10-K for the fiscal year ended December 31, 2010 as filed with the Securities and Exchange Commission on March 31, 2011.

Explanatory Note:

The sole purpose of this filing is to amend the Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Principal Financial Officer accompanying the Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission on March 31, 2011 (the "10-K") which Certification inadvertently omitted a reference to Registrant's certifying officers' responsibility for establishing and maintaining internal control over financial reporting.  No other changes have been made to the Form 10-K, and information reported as of a particular date has not been updated.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The financial statements and balance sheets required by this Item are incorporated into this Item 15 by reference to Registrant's audited financial statements for the fiscal year ended December 31, 2010 and the period October 7, 2009 (inception of trading) to December 31, 2009 filed with Registrant's Form 10-K for the fiscal year ended December 31, 2010 as filed with the Securities and Exchange Commission on March 31, 2011.

Exhibits

The following documents (unless otherwise indicated) are filed herewith and made part of this registration statement.

Exhibit Designation	Description

* 3.1	Certificate of Formation of APM – QIM Futures Fund L.P.

* 4.1	Limited Partnership Agreement of APM – QIM Futures Fund L.P.

* 10.1	Agreement with Quantitative Investment Management LLC

* 10.2	Selling Agency Agreement between APM – QIM Futures Fund L.P. and Altegris Investments Inc.

31.02	Rule 13a-14(a)/15d-14(a) Certification

32.02	Section 1350 Certification

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

Dated: November 27, 2012	ALTEGRIS QIM FUTURES FUND, L.P.

	By:	ALTEGRIS PORTFOLIO MANAGEMENT, INC. (d/b/a Altegris Funds) General Partner of Altegris QIM Futures Fund, L.P.

	By:	/s/ Jon C. Sundt
Name: Jon C. Sundt
Title: Principal Executive and Principal Financial Officer