Form 10-K
period 2012-12-31
Altegris QIM Futures Fund, L.P.
filed 2013-04-01
CIK 1469317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
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

Altegris Funds is registered with the Commodity Futures Trading Commission (“CFTC”) as a Commodity Pool Operator (“CPO”), and is a member of National Futures Association (“NFA”).   Quantitative Investment Management LLC, a Virginia limited liability company formed in May 2003, acts as the Partnership’s trading advisor (“QIM” or the “Advisor”).  QIM became registered as a Commodity Trading Advisor (“CTA”) in 2004 and a CPO in 2005 and is a member of NFA.  Effective as of December 31, 2010, Altegris Funds became a wholly-owned subsidiary of Genworth Financial, Inc. (“Genworth”).  Genworth became a principal of Altegris Funds and Altegris Futures, L.L.C. (“Altegris Futures”), an affiliate of the General Partner, in January 2011. On October 1, 2012, Genworth undertook an internal reorganization whereby Genworth contributed all of the outstanding capital stock of Altegris Funds and Altegris Futures to Altegris Holdings, Inc. (“Altegris Holdings”), a newly-formed indirect holding company subsidiary of Genworth, and contributed all of the outstanding capital stock of Altegris Holdings, Inc. to AssetMark Holdings, Inc. (“AssetMark”), a newly-formed direct subsidiary of Genworth.  Altegris Holdings and AssetMark each became principals of Altegris Funds and Altegris Futures on October 1, 2012.

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

As of February 28, 2013, the aggregate net asset value of the Interests in the Partnership before redemptions was $131,791,155.  The Partnership operates on a calendar fiscal year and has no subsidiaries.

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

A substantial portion of the equity in the Partnership’s account is invested in United States (“U.S.”) government and agency securities and other liquid, high-quality instruments at the direction of the Custodian (as defined below).  QIM will generally maintain an average margin to equity level of between 0% and 20%.  The actual percentage of assets committed to margin at any time may be higher or lower than the target level.

It is expected that between 5% and 20% of the Partnership’s assets generally will be held as initial margin or option premiums (in cash or U.S. Treasury Department (“Treasury”) securities) in the Partnership’s brokerage accounts at its clearing broker, J.P. Morgan  Securities LLC (“J.P. Morgan Securities”), a futures commission merchant (“FCM”), and available for trading by QIM in Commodity Interests on behalf of the Partnership.  Interest on Partnership assets held at J.P. Morgan Securities in cash or Treasury securities will be credited to the Partnership as described under “Charges.”  Depending on market factors, the amount of margin or option premiums held at J.P. Morgan Securities could change significantly, and all of the Partnership’s assets are available for use as margin.  The Partnership may also retain other brokers and/or dealers from time to time to clear or execute a portion of Partnership trades made by QIM.

With respect to Partnership assets not held at J.P. Morgan Securities as described above, but deposited with JPMorgan Chase Bank, N.A. (the “Custodian”), the portion not held in checking, money market or other bank accounts (and used to pay Partnership operating expenses) will be invested in liquid, high-quality short-term securities at the direction of the Custodian or its affiliate J.P. Morgan Investment Management Inc. (“JPMIM”).  The Partnership’s custody and investment management agreement with the Custodian permits the Custodian to invest in U.S. government and agency securities, other securities or instruments guaranteed by the U.S. government or its agencies, CDs, time deposits, banker’s acceptances and commercial paper — subject in each case to specific diversification, credit quality and maturity limitations.  The Custodian may use sub-advisers to attempt to increase yield enhancement.  The General Partner may direct that a portion of Partnership assets be deposited with other custodians and retain other sub-advisers for the purpose of attempting to increase yield enhancement via other cash management arrangements.

The percentage of the Partnership’s assets deposited with these firms is also subject to change in the General Partner’s sole discretion.  The Partnership’s assets will not be commingled with the assets of any other person.  Depositing the Partnership’s assets with banks or J.P. Morgan Securities, or other clearing brokers, as segregated funds is not commingling for these purposes.

The Partnership pays all of its ongoing liabilities, expenses and costs.  Altegris Funds receives a management fee of 0.104% of the prior month ending net asset value, before deduction for any accrued incentive fees related to the current quarter (the “management fee net asset value”), of all Class A Interests (1.25% per annum), 0.104% of the month-end management fee net asset value of all Class B Interests (1.25% per annum) and 0.0625% of the prior month-end management fee net asset value of all Institutional Interests (0.75% per annum).  QIM receives a 30% of quarterly trading profits applicable to each Class of Interest.

Each selling agent selling Class A Interests receives 0.166% of the month-end net asset value of the Partnership apportioned to each Class A Interest sold by such selling agent (2% per annum) and may elect to receive 0.0417% of the month-end net asset value apportioned to any Institutional Interest sold by such selling (0.50% per annum).

The Partnership’s clearing broker paid during 2012 and will pay from and after January 1, 2013 to Altegris Futures a portion of the brokerage commissions and transaction fees received from the Partnership as well as a portion of the interest income received on the Partnership’s assets.  Monthly brokerage charges equal to the greater of (A) actual commissions of $9.75 per round-turn (higher for certain exchanges or commodities) multiplied by number of round-turn trades, which amount includes other transaction costs; or (B) an amount equal to 0.125% of the management fee net asset value of all Interest holders’ month-end capital account balances (1.50% annually).  If actual monthly commissions and transaction costs in (A) above are less than the amount in (B) above, the Partnership will pay the difference to the Introducing Broker as payment for brokerage-related services. In any month when the amount in (A) is greater than the amount in (B) above, the Partnership pays only the amount described in (A) above.  Newedge USA, LLC (“Newedge”) served as the clearing broker for the Partnership until August 2012, at which point J.P. Morgan Securities became the clearing broker for the Partnership.  Newedge continues to serve as a reserve clearing broker for the Partnership.

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

(d)        Regulation

The CFTC has delegated to NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers,” “swap dealers”, “major swap participants” and, in most cases, their respective associated persons, as well as “floor brokers” and “floor traders.”  The Commodity Exchange Act requires commodity pool operators such as Altegris Funds, commodity trading advisors such as the Advisor and commodity brokers or FCMs such as J.P. Morgan Securities and introducing brokers such as Altegris Futures to be registered and to comply with various reporting and record keeping requirements.  CFTC regulations also require FCMs and certain introducing brokers to maintain a minimum level of net capital.  In addition, the CFTC and certain commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges.  Similar position limits may in the future be put in place with respect to swaps that are exchange-traded or are economically equivalent to exchange-traded swaps or futures contracts.  All accounts owned or managed by the Advisor will be combined for position limit purposes.  The Advisor could be required to liquidate positions held for the Partnership in order to comply with such limits.  Any such liquidation could result in substantial costs to the Partnership.  In addition, many futures exchanges impose limits beyond which the price of a futures contract may not trade during the course of a trading day, and there is a potential for a futures contract to hit its daily price limit for several days in a row, making it impossible for the Advisor to liquidate a position and thereby experiencing a dramatic loss.  Certain deliverable currency forward contracts are subject to limited regulation in the United States, including reporting and recordkeeping requirements.

In addition to the registration requirements described above, the CFTC and certain commodity exchanges have established limits on the maximum net long or net short position which any person may hold or control in particular commodities.  Most exchanges also limit the changes in futures contract prices that may occur during a single trading day.  The CFTC may in the future also implement position limits for certain exempt commodity contracts, including metals and energy contracts, with respect to futures, options on futures, and economically equivalent swaps.  Position limits in spot months are proposed to be 25% of the official estimated deliverable supply of the underlying commodity and in a non-spot month a percentage of the average aggregate 12-month rolling open interest in all months (swaps and futures) for each contract.  If such position limits are adopted, they could materially affect the Partnership’s trading strategy.

Deliverable currency forward contracts are currently subject to only limited regulation in the United States.  The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was enacted in July 2010.  The Reform Act includes provisions that comprehensively regulate the over-the-counter derivatives markets for the first time.  The Reform Act mandates that a substantial portion of over-the-counter derivatives must be executed in regulated markets and submitted for clearing to regulated clearinghouses.  The mandates imposed by the Reform Act may result in the Partnership bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees with respect to any swaps entered into by the Partnership.

The Partnership has no employees.

Financial Information About Geographic Areas

The Partnership has no operations in foreign countries although it trades on foreign exchanges and other non-U.S. markets.  The Partnership does not engage in sales of goods or services.

ITEM 1A: RISK FACTORS

Not required.

ITEM 1B: UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2: PROPERTIES

The Partnership does not own or use any physical properties in the conduct of its business.  Employees of affiliates of Altegris Funds, perform all administrative services for the Partnership from offices at 1202 Bergen Parkway, Suite 212, Evergreen, Colorado 80439 or at 1200 Prospect St., Suite 400, La Jolla, California 92037.

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

As of February 28, 2013 the Partnership had 1,777 holders of Interests.

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

The following table summarizes Limited Partner redemptions during the fourth calendar quarter of 2012:

Month Ended	Amount Redeemed

October 31, 2012	$3,616,293
November 30, 2012	1,135,223
December 31, 2012	2,256,262
Total	$7,007,778

ITEM 6: SELECTED FINANCIAL DATA

Not required.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to “Item 8. Financial Statements and Supplementary Data.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

(a)	Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed.  Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so.  Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading.  A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities.  Through December 31, 2012 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

The Partnership bears the risk of financial failure by J.P. Morgan Securities and/or other clearing brokers or counterparties with which the Partnership trades.

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

2012

 During 2012, the Partnership achieved net realized and unrealized gains of $9,028,017 from all trading; gains of $8,912,060 from trading of futures contracts including brokerage commissions of $1,916,974.  The Partnership accrued total expenses of $7,804,749, including $4,320,095 in incentive fees, $1,454,056 in management fees paid to the General Partner, and $1,503,361 in service and professional fees.  The Partnership earned $146,654 in interest income during 2012.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for each quarter during 2012 is set forth below.

Fourth Quarter 2012.  The Partnership experienced a loss in October 2012 as losses in interest rates eclipsed modest gains in European equities, currencies, and energies. The month started strong, with long equities and encouraging U.S. economic data delivering positive returns. Performance eventually sagged, however, as long U.S. Treasury and European bond positions contravened market trends.  The Partnership experienced a loss in November 2012 as performance was dominated by positions in futures contracts on the S&P 500.  Long equity signals failed to anticipate heavy losses after the U.S. presidential election. These losses worsened when equity signals switched to short the following week just prior to an unexpected surge in these same markets. The Partnership achieved modest gains throughout the month in its trading of futures contracts on European bonds and the Japanese Yen, but not enough to offset losses elsewhere in the portfolio.  The Partnership achieved gains in December 2012 primarily through profitable positioning in futures contracts on interest rates and stock indices on high volatility during the month.   Long positions in futures contracts on U.S. and European equities, and short positions on U.S. Treasuries capitalized on a generally upward trend in stock markets during the first half of the month. The second half of the month saw stock markets turn downward; however, by this time the Partnership’s futures contracts on U.S equities positions had switched to short through the remainder of the month. Performance during the month was also driven by gains on a long position in futures contracts on the Eurobund, as well as profits in currency futures trading.

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

2011

 During 2011, the Partnership achieved net realized and unrealized gains of $4,717,099 from all trading; gains of $4,619,805 from trading of futures contracts including brokerage commissions of $1,941,056.  The Partnership accrued total expenses of $4,578,825, including $969,544 in incentive fees, $1,462,413 in management fees paid to the General Partner, and $1,482,904 in service and professional fees.  The Partnership earned $266,259 in interest income during 2011.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for each quarter during 2011 is set forth below.

Fourth Quarter 2011.  The Partnership achieved a gain in October 2011 as the program continued to benefit from turbulence in stock index and interest rate futures. Equity markets rebounded strongly from their five-month free fall; however, markets began to sell off again at month-end. The Partnership profitably traded Euro-Bund futures contracts and took advantage of rising interest rates on the long end of the US yield curve. Trading in Euro futures continued to be strong as the currency gained in conjunction with renewed investor confidence.  Crude oil futures also played a positive role in the month’s final tally. The Partnership achieved a gain in November 2011 booking large gains on the first and last day of the month, and was profitable on five of the last six trading days of November.  On the first of the month, when the program was largely short stock index futures and long interest rates, the Greek government called for a referendum on the latest bailout package causing the markets to fall and interest rate futures to rally sharply, producing large gains. Euro-Bund and Dax futures were the most profitable contracts during the month, as the Partnership took advantage of continued volatility in Europe. The Partnership experienced a loss in October 2011.  Trading in futures contracts on US Treasury notes and bonds proved challenging as news continued to fuel uncertainty regarding the European monetary union. The Partnership also lost money in futures contracts on the Nasdaq and S&P 500. Euro currency and Euro-Bund trading were among the Partnership’s most lucrative contracts. The program held short positions in gold futures for all but the last day of the month, during which time the price of gold contracts dropped significantly.

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

2010

During 2010, the Partnership achieved net realized and unrealized gains of $275,424 from all trading; gains of $248,920 from trading of futures contracts including brokerage commissions of $1,178,732.  The Partnership accrued net expenses of $2,572,939, including $375,888 in incentive fees, $904,887 in management fees paid to the General Partner, and $1,094,195 in service and professional fees.  The Partnership earned $340,113 in interest income during 2010.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for each quarter during 2010 is set forth below.

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

Altegris Funds believes that the Partnership’s most critical accounting estimates relate to the valuation of the Partnership’s assets.  Futures and options on futures contracts are valued using the primary exchange’s closing price.  Forward currency contracts are stated at fair value using spot currency rates provided by J.P. Morgan Securities and adjusted for interest rates and other typical adjustment factors. U.S. government agency securities are generally valued based on quoted prices in active markets.  Corporate notes and repurchase agreements are generally valued at fair value.  Security transactions are recorded on the trade date.  Realized gains and losses from security transactions are determined using the identified cost method.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition.  Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period.  Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles, which require the use of certain estimates made by the Partnership’s management.  Actual results could differ from those estimates.  Based on the nature of the business and operations of the Partnership, Altegris Funds believes that the estimates utilized in preparing the Partnership’s financial statements are appropriate and reasonable, however, actual results could differ from these estimates.  The estimates used do not provide a range of possible results that would require the exercise of subjective judgment.  Altegris Funds further believes that, based on the nature of the business and operations of the Partnership, no other reasonable assumptions relating to the application of the Partnership’s critical accounting estimates other than those currently used would likely result in materially different amounts from those reported.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2012.  In making this assessment, Management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2012, the Partnership’s internal control over financial reporting was effective.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in the Partnership’s internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	Identification of Directors and Executive Officers

(i)           The Partnership has no officers, directors, or employees.  The Partnership’s affairs are managed by Altegris Funds (although it has delegated trading and investment authority to the Advisor and administrative duties to Altegris).  Altegris Funds is owned by Altegris Holdings, an indirect subsidiary of Genworth, and Altegris Holdings is owned by AssetMark, a direct subsidiary of Genworth.  Altegris Funds directors and executive officers are Jon C. Sundt, Robert J. Amedeo, Matthew C. Osborne, Richard G. Pfister, Kenneth I. McGuire, and Gurinder S. Ahluwalia.

Jon C. Sundt (age 52) is the President, CEO and a director of Altegris Funds (October 2004 to present), having also served as a Vice President from July 2002 to October 2004.  Mr. Sundt has also been (1) the President, CEO and a director of Altegris Investments, Inc. (Altegris) (July 2002 to present), a current broker-dealer affiliate of Altegris Funds, and formerly an IB and CTA; (2) a manager and the President and CEO of Altegris Advisors, L.L.C. (Advisors), an affiliate of Altegris Funds and an SEC-registered investment adviser (February 2010 to present); (3) a manager and the President and CEO of Altegris Futures, L.L.C. (Altegris Futures), an IB and an affiliate of Altegris Funds (September 2010 to present); (4) a manager and the President and CEO of Altegris Clearing Solutions, L.L.C. (formerly known as Altegris Partners, L.L.C.) (Clearing Solutions), an IB and CTA and an affiliate of Altegris Funds (December 2008 to present); (5) a manager and the President and CEO of Altegris Services, L.L.C. (Services), an administrative and operations affiliate of Altegris Funds (May 2010 to present); and (6) the President and CEO of Altegris Holdings, a holding company which directly owns Altegris Funds, Altegris, Advisors, Altegris Futures, Clearing Solutions and Services (October 2012 to present).  Mr. Sundt became a principal of Altegris Funds in July 2002.   Mr. Sundt attended the University of California, San Diego.

Robert J. Amedeo (age 59) has served as a director of Altegris Funds since July 2002.  He has also been a Vice President of Altegris Funds (October 2004 to January 2011), and President of Altegris Funds (July 2002 to October 2004), and he currently serves as Executive Vice President (January 2011 to present).  Mr. Amedeo has also been (1) an Executive Vice President and director of Altegris; (2) a manager and Executive Vice President of Advisors (February 2010 to present); (3) a manager and Executive Vice President of Clearing Solutions (December 2008 to present); (4) a manager and Executive Vice President of Services (May 2010 to present); (5) a manager and Executive Vice President of Altegris Futures (September 2010 to present); and (6) Executive Vice President of Altegris Holdings (October 2012 to present).  In addition to his responsibilities as an officer and director of Altegris Funds and Altegris, Mr. Amedeo has pursued business development projects for the companies and their affiliates.  Mr. Amedeo is a graduate of Northwestern University and received a Juris Doctor degree from DePaul University. Mr. Amedeo is currently Chairman of the NFA’s CPO/CTA Advisory Committee.

Matthew C. Osborne (age 48) has served as a director of Altegris Funds since July 2002.  He has also served as a Vice President of Altegris Funds (July 2002 to January 2011), and currently serves as Executive Vice President (January 2011 to present).  Mr. Osborne has also been (1) an Executive Vice President, Chief Investment Officer and a director of Altegris (July 2002 to May 2010); (2) a manager and Executive Vice President of Advisors (February 2010 to present); (3) a manager and Executive Vice President of Clearing Solutions (December 2008 to present); (4) a manager and Executive Vice President of Services (February 2010 to present); (5) a manager and Executive Vice President of Altegris Futures (September 2010 to present); and (6) Executive Vice President of Altegris Holdings (October 2012 to present).

Richard G. Pfister (age 41) has served as a director of Altegris Funds since October 2004.   He has also served as a Vice President (October 2004 to January 2011) and currently serves as Executive Vice President (January 2011 to present).  Mr. Pfister has also served as (1) an Executive Vice President and director of Altegris

(October 2004 to present); (2) a manager and Executive Vice President of Clearing Solutions (December 2008 to present); (3) a manager and Executive Vice President of Altegris Futures (September 2010 to present); and (4) Executive Vice President of Altegris Holdings (October 2012 to present).  Mr. Pfister graduated from the University of San Diego and holds the Chartered Alternative Investments Analyst (CAIA) designation.

Kenneth I. McGuire (age 54) became the Chief Operating Officer of Altegris Funds in May 2010 and is a principal of Altegris Funds (June 2010 to present).  Mr. McGuire also serves as Chief Operating Officer for Advisors (February 2010 to present), and Services (May 2010 to present).  Mr. McGuire also serves as Chief Operating Officer of Altegris Holdings (October 2012 to present).  His duties within the Altegris Companies include supervision of personnel in the software development, information technology, fund operations and futures operations businesses of the Altegris Companies. During the past five years, Mr. McGuire was employed by The Bank of New York Mellon, an asset management and securities services company, as a Managing Director (April 2006 to October 2009). Mr. McGuire was employed within BNY Mellon Alternative Investment Services, serving as Product Manager for that unit’s Single Manager Hedge Fund services. Mr. McGuire was a Strategic Advisor with Harvest Technology, a boutique investment technology consultancy (May 2005 to April 2006). Mr. McGuire graduated Magna Cum Laude from Hofstra University with a degree in Computer Science/Mathematics and received his MBA with a concentration in Management from Adelphi University.

Gurinder S. Ahluwalia (age 47) became a Director and principal of Altegris Funds in January 2011.  Mr. Ahluwalia also serves as a director of Altegris Holdings (October 2012 to present). Mr. Ahluwalia has also served as a manager of Clearing Solutions, Altegris Futures and Advisors (January 2011 to present).  Mr. Ahluwalia has served as President and CEO of Genworth Financial Wealth Management (GFWM), an investment advisory firm (June 2009 to present), as Co-Chairman of GFWM (July 2008 to June 2009), and as Vice Chairman of AssetMark Investment Services, Inc. (“AssetMark Services”) (August 2006 to July 2008). GFWM was created by the 2008 combination of two affiliated investment advisory firms: AssetMark Services and Genworth Financial Asset Management, Inc. (“GFAM”). Mr. Ahluwalia has also served in the capacities as: (i) President, Chairman and a Trustee of Genworth Financial Asset Management Funds, a mutual fund complex (February 2004 to present); (ii) a Trustee of the Genworth Variable Insurance Trust, a mutual fund offered through variable insurance products (July 2008 to present); and (iii) as a Director on the Boards of GFWM (August 2008 to present), GFAM (January 2004 to August 2008), Genworth Financial Trust Company (“GFTC”), an Arizona chartered trust company and custodian (January 2004 to present), Centurion Financial Advisors, Inc. (“CFA”), an investment advisory firm (January 2004 to present), and Centurion Capital Group, Inc., an intermediate holding company for CFA, GFWM and GFTC (January 2004 to present). In addition, Mr. Ahluwalia has since July 2006 served as a Vice President of Genworth, the publicly traded global financial security company and parent company of Altegris Funds and its direct affiliates, as well as the ultimate parent holding company for all other Genworth affiliated companies. Mr. Ahluwalia holds a B.S. in Computer Science from New York University, a B.E. in Electrical Engineering from Cooper Union, and an M.S. in Electrical Engineering from the New Jersey Institute of Technology.

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

The Partnership has no employees, officers or directors and is managed by Altegris Funds.  Effective April 1, 2013, Altegris Funds has adopted a Code of Ethics that applies to all its employees, associated persons, and principal executive officers.  A copy of this Code of Ethics may be obtained at no charge by written request to Altegris Funds, 1202 Bergen Parkway, Suite 212, Evergreen, Colorado 80439.   Previously, Altegris Funds adopted all or substantially all of the code of ethics of Genworth Financial, Inc on March 22, 2012.  Richard G. Pfister previously filed a Form 5 in April, 2011, a late filing. No subsequent filings on Form 4 or Form 5 have been required as there have been no changes in beneficial ownership of the Partnership that would trigger Form 4 or Form 5 filing requirements during the period.

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

From January 1, 2012, Altegris Futures, in its capacity as Introducing Broker to the Partnership, received compensation for brokerage-related services.  The Partnership will pay monthly brokerage charges equal to the greater of (A) actual commissions of $9.75 per round-turn (higher for certain exchanges or commodities) multiplied by number of round-turn trades, which amount includes other transaction costs; or (B) an amount equal to 0.125% of the management fee net asset value of all Interest holders’ month-end capital account balances (1.50% annually).  If actual monthly commissions and transaction costs in (A) above are less than the amount in (B) above, the Partnership will pay the difference to the Introducing Broker as payment for brokerage-related services.  In any month when the amount in (A) is greater than the amount in (B) above, the Partnership will pay only the amount described in (A) above.

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

The Partnership has no officers or directors.  Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by Altegris Funds, which has delegated discretionary authority over the Partnership’s trading to QIM.  As of February 28, 2013, Altegris Funds’ general partner interest in the Partnership was valued at $856, which constituted approximately 0% of the Partnership’s total assets.  Altegris Funds and the principals of Altegris Funds may purchase Interests.  As of February 28, 2013, the following directors and executive officers of Altegris Funds owned Interests in the Partnership:  Jon C. Sundt, Robert J. Amedeo, Richard G. Pfister, and Matthew Osborne.  The direct and indirect holding of Interests of each director and executive officer and the total aggregate ownership of Interests is less than 1% of the Partnership’s total assets.

(c)	Changes in Control

None.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Partnership does not engage in any transactions with Altegris Funds or its affiliates other than in respect of the services and payment of fees therefor described above in Item 1.

The Partnership paid to Altegris Funds monthly management fees totaling $1,454,056 for the year ended December 31, 2012.  The Partnership paid to Altegris Funds administrative fees totaling $329,013 for the year ended December 31, 2012.

The Partnership paid to Altegris monthly continuing compensation of $286,599 for the year ended December 31, 2012.  Altegris Futures, in its capacity as the Introducing Broker for the Partnership, received from the Partnership’s clearing broker the following compensation: a portion of the brokerage commissions paid by the Partnership to the clearing broker, and of the interest income earned on Partnership’s assets held at the clearing broker, equal to $424,344 for the year ended December 31, 2012.  Newedge served as the clearing broker for the Partnership until August 2012, at which point J.P. Morgan Securities became the clearing broker for the Partnership.  Newedge continues to serve as a reserve clearing broker for the Partnership.  In addition, Altegris Futures, in its capacity as Introducing Broker, receives from the Partnership, monthly brokerage charges as described in Item 11.  For the year ended December 31, 2012 the Partnership paid monthly brokerage charges of $459,633.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth (a) the fees billed to the Partnership for professional audit services provided by Ernst & Young, LLP, the Partnership’s independent registered public accountant, for the audit of the Partnership’s annual financial statements for the years ended December 31, 2012 and December 31, 2011. The audit fee for the year ended December 31, 2011 include fees paid to the predecessor auditor for professional audit services provided for the first quarter of 2011.

FEE CATEGORY	2012	2011

Audit Fees	$52,000	$47,000
Audit-Related Fees	-	-
Tax Fees	$53,500	53,500
All Other Fees	-	-

TOTAL FEES	$105,500	$100,500

Audit Fees consist of fees paid to Ernst and Young LLP for (i) the audit of Altegris QIM Futures Fund, L.P.’s annual financial statements included in the annual report on Form 10-K, and review of financial statements included in the quarterly reports on Form 10-Q  (ii) services that are normally provided by the Independent Registered Public Accountants in connection with statutory and regulatory filings of registration statements.

Tax Fees consist of fees paid to Ernst and Young LLP for professional services rendered in connection with tax compliance and Partnership income tax return filings.

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

Dated: April 1, 2013	Altegris QIM FUTURES FUND, L.P.

	By:	ALTEGRIS PORTFOLIO MANAGEMENT, INC.

	By:	/s/ Jon C. Sundt
	Name:	Jon C. Sundt
	Title:	Principal Executive and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant and in the capacities and on the date indicated.

Dated: April 1, 2013
	By:	/s/ Jon C. Sundt
	Name:	Jon C. Sundt
	Title:	Executive Officer, Principal Financial Officer and majority of the board of directors, or equivalent thereof, of Altegris Portfolio Management, Inc.

ALTEGRIS QIM FUTURES FUND, L.P.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

ALTEGRIS QIM FUTURES FUND, L.P.

TABLE OF CONTENTS

PAGES
Affirmation of the Commodity Pool Operator	1
Report of Independent Registered Public Accounting Firm	2
Financial Statements
Statements of Financial Condition	3
Condensed Schedules of Investments	4 - 7
Statements of Operations	8
Statements of Changes in Partners’ Capital (Net Asset Value)	9
Notes to Financial Statements	10 - 23

ALTEGRIS QIM FUTURES FUND, L.P.
AFFIRMATION OF THE COMMODITY POOL OPERATOR
_______________

To the Partners of
Altegris QIM Futures Fund, L.P.

To the best of the knowledge and belief of the undersigned, the information contained in this Annual Report for the years ended December 31, 2012, 2011 and 2010 is accurate and complete.

By:	/s/ Robert J. Amedeo
Altegris Portfolio Management, Inc.
Commodity Pool Operator for
Altegris QIM Futures Fund, L.P.
By: Robert J. Amedeo, Executive Vice President

Report of Independent Registered Public Accounting Firm

The General Partner and Partners of Altegris QIM Futures Fund, L.P.

We have audited the accompanying statements of financial condition of Altegris QIM Futures Fund, L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2012 and 2011, and the related statements of operations, statements of changes in partners’ capital and financial highlights for each of the two years in the periods then ended. These financial statements and financial highlights are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits. The financial statements and financial highlights of Altegris QIM Futures Fund, L.P. for the year ended December 31, 2010, were audited by other auditors whose report dated March 25, 2011, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2012, by correspondence with the custodian and brokers. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position, including the condensed schedule of investments, of Altegris QIM Futures Fund, L.P. at December 31, 2012 and 2011, and the results of its operations, the changes in its partners’ capital and the financial highlights for each of the two years in the periods then ended, in conformity with U.S. generally accepted accounting principles. The financial statements and financial highlights of Altegris QIM Futures Fund, L.P. for the year ended December 31, 2010, were audited by other auditors whose report dated March 25, 2011, expressed an unqualified opinion on those statements.

March 22, 2013

A member firm of Ernst & Young Global Limited

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2012 and DECEMBER 31, 2011
_______________

	2012	2011
ASSETS
Equity in commodity broker account:
Restricted cash	$7,932,508	$3,834,746
Cash	4,817,430	6,573,863
Restricted foreign currency (cost - $3,454,913 and $2,315,869)	4,687,677	2,317,800

	17,437,615	12,726,409

Cash	9,824,680	5,822,859
Investment securities at value
(cost - $114,773,911 and $112,611,968)	114,785,129	112,613,673
Interest receivable	104,514	31,136

Total assets	$142,151,938	$131,194,077

LIABILITIES
Equity in commodity broker account:
Foreign currency (proceeds - $3,013,100 and $2,313,350)	$4,088,218	$2,315,279
Unrealized loss on open commodity futures contracts	965,168	1,400,793

	5,053,386	3,716,072

Commissions payable	63,679	77,167
Management fee payable	125,815	123,145
Administrative fee payable	28,617	28,226
Service fees payable	95,415	85,637
Incentive fees payable	17,244	712,477
Redemptions payable	2,487,346	1,210,184
Subscriptions received in advance	2,489,976	2,602,678
Payable to General Partner	1,067	-
Other liabilities	198,178	225,456

Total liabilities	10,560,723	8,781,042

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	889	864
Limited Partners	131,590,326	122,412,171

Total partners' capital (Net Asset Value)	131,591,215	122,413,035

Total liabilities and partners' capital	$142,151,938	$131,194,077

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2012
_______________

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$2,302,000	1/2/2013	Federal Farm Credit Bank Disc Note, 0.01%	$2,301,999	1.75%
1,000,000	5/2/2013	Federal Farm Credit Bank, 0.75%	1,002,032	0.76%
2,000,000	11/20/2013	Federal Farm Credit Bank, 0.20%	2,000,352	1.52%
4,000,000	1/16/2013	Federal Home Loan Bank Disc Note, 0.018%	3,999,968	3.04%
2,500,000	1/10/2013	Federal Home Loan Bank, 0.18%	2,500,027	1.90%
2,100,000	1/29/2013	Federal Home Loan Bank, 0.375%	2,100,386	1.59%
4,250,000	2/8/2013	Federal Home Loan Bank, 0.16%	4,250,128	3.23%
5,000,000	10/18/2013	Federal Home Loan Bank, 0.19%	5,000,395	3.80%
2,000,000	11/15/2013	Federal Home Loan Bank, 0.29%	2,001,910	1.52%
6,000,000	1/4/2013	Federal National Mort Assoc Disc Note, 0.009%	5,999,994	4.56%
3,200,000	2/22/2013	Federal National Mortgage Association, 1.75%	3,207,194	2.44%
500,000	2/26/2013	Federal National Mortgage Association, 0.75%	500,465	0.38%
3,500,000	5/7/2013	Federal National Mortgage Association, 1.75%	3,519,061	2.67%
4,100,000	8/20/2013	Federal National Mortgage Association, 1.25%	4,126,970	3.14%
5,000,000	9/23/2013	Federal National Mortgage Association, 1.00%	5,028,960	3.82%
2,900,000	12/18/2013	Federal National Mortgage Association, 0.75%	2,916,704	2.22%

Total U.S. Government Agency Bonds and Notes (cost - $50,448,493)			50,456,545	38.34%

Corporate Notes
$3,450,000	1/17/2013	Alpine Securitization Corp Disc Note, 0.17%	3,449,454	2.62%
3,300,000	1/14/2013	American Honda Finance Corp Disc Note, 0.18%	3,299,679	2.51%
5,000,000	1/2/2013	Bank of Nova Scotia Disc Note, 0.03%	4,999,992	3.80%
2,400,000	1/22/2013	Banco del Estado de Chile, NY, 0.20%	2,400,000	1.82%
2,500,000	1/3/2013	Northern Pines Funding LLC, 0.173%	2,499,985	1.90%
2,360,000	1/4/2013	General Electric Capital Corp Disc Note, 0.07%	2,359,931	1.79%
2,000,000	1/11/2013	International Business Machines Corp Disc Note, 0.15%	1,999,782	1.52%
3,450,000	1/7/2013	National Rural Utilities Cooperative Finance, 0.175%	3,449,828	2.62%
2,850,000	1/2/2013	NetJets Corp Disc Note, 0.14%	2,850,000	2.17%
3,450,000	1/9/2013	Norinchukin Bank, 0.17%	3,449,396	2.62%
4,000,000	1/15/2013	Regency Markets No. 1 LLC, 0.19%	3,999,323	3.04%
3,450,000	1/18/2013	Royal Bank of Canada, 0.16%	3,450,000	2.62%
3,350,000	1/4/2013	Sumitomo Trust & Banking Co Disc Note, 0.17%	3,350,000	2.55%
4,000,000	1/4/2013	Toronto-Dominion Holdings, 0.11%	3,999,440	3.04%

Total Corporate Notes (cost - $45,556,810)			45,556,810	34.62%

U.S. Treasury Obligations
$7,000,000	1/10/2013	United States Treasury Bill, 0.001%	6,999,951	5.32%
2,500,000	3/15/2013	United States Treasury Note, 1.375%	2,506,348	1.90%
2,000,000	4/15/2013	United States Treasury Note, 1.75%	2,009,376	1.53%
2,000,000	5/15/2013	United States Treasury Note, 1.375%	2,009,296	1.53%
200,000	5/31/2013	United States Treasury Note, 0.50%	200,320	0.15%
3,000,000	6/15/2013	United States Treasury Note, 1.125%	3,013,593	2.29%
2,000,000	11/30/2013	United States Treasury Note, 2.00%	2,032,890	1.55%

Total United States Treasury Obligations (cost - $18,768,608)			18,771,774	14.27%

Total Investment Securities (cost - $114,773,911)			$114,785,129	87.23%

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2012
_______________

	Range of Expiration Dates	Number of Contracts	Value	% of Partners' Capital

Long Futures Contracts:
Agriculture	Feb 13 - Mar 13	66	$(16,989)	(0.01)%
Currencies	Mar 13	466	(226,255)	(0.17)%
Energy	Feb 13	23	14,803	0.01%
Interest Rates	Mar 13	823	1,282,253	0.97%
Metals	Feb 13 - Mar 13	45	72,630	0.06%
Stock Indices	Jan 13	140	(113,687)	(0.09)%

Total Long Futures Contracts		1,563	1,012,755	0.77%

Short Futures Contracts:
Agriculture	Mar 13	31	6,336	0.00%
Currencies	Mar 13	179	(6,124)	(0.00)%
Energy	Feb 13	33	41,631	0.03%
Interest Rates	Mar 13	120	116,306	0.09%
Metals	Apr 13	7	(595)	(0.00)%
Stock Indices	Jan 13 - Mar 13	2,449	(1,478,141)	(1.12)%
Treasury Rates	Mar 13	1,748	(657,336)	(0.50)%

Total Short Futures Contracts		4,567	(1,977,923)	(1.50)%

Total Futures Contracts		6,130	$(965,168)	(0.73)%

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2011
_______________

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$7,625,000	1/3/2012	Federal Farm Credit Bank Disc Note, 0.01%	$7,624,996	6.23%
2,130,000	4/4/2013	Federal Farm Credit Bank, 0.84%	2,132,916	1.74%
1,000,000	5/2/2013	Federal Farm Credit Bank, 0.75%	1,005,515	0.82%
1,500,000	4/2/2012	Federal Home Loan Bank, 0.17%	1,500,186	1.23%
500,000	5/18/2012	Federal Home Loan Bank, 1.125%	501,883	0.41%
1,500,000	7/18/2012	Federal Home Loan Bank, 0.25%	1,500,323	1.23%
2,000,000	8/22/2012	Federal Home Loan Bank, 0.18%	1,999,268	1.63%
5,100,000	9/7/2012	Federal Home Loan Bank, 0.14%	5,096,450	4.16%
5,000,000	9/10/2012	Federal Home Loan Bank, 0.14%	4,996,445	4.08%
2,000,000	9/14/2012	Federal Home Loan Bank, 0.20%	1,999,372	1.63%
3,500,000	9/25/2012	Federal Home Loan Bank, 0.14%	3,497,235	2.86%
6,500,000	10/25/2012	Federal Home Loan Bank, 0.125%	6,493,422	5.31%
4,000,000	11/16/2012	Federal Home Loan Bank, 0.50%	4,001,564	3.27%
500,000	4/29/2013	Federal Home Loan Mortgage Corporation, 0.70%	500,147	0.41%
2,350,000	2/13/2012	Federal Home Loan Mort Corp Disc Note, 0.02%	2,349,946	1.92%
150,000	4/9/2012	Federal Home Loan Mort Corp Disc Note, 0.02%	149,992	0.12%
3,000,000	5/29/2012	Federal Home Loan Mort Corp Disc Note, 0.02%	2,999,754	2.45%
3,800,000	5/1/2012	Federal National Mort Assoc Disc Note, 0.00%	3,799,749	3.10%
2,750,000	4/20/2012	Federal National Mortgage Association, 1.875%	2,764,583	2.26%
3,000,000	10/30/2012	Federal National Mortgage Association, 0.50%	3,004,686	2.45%

Total U.S. Government Agency Bonds and Notes (cost - $57,916,727)			57,918,432	47.31%

Corporate Notes
$1,800,000	1/27/2012	Amsterdam Funding Corp Disc Note, 0.28%	1,799,594	1.47%
1,100,000	1/3/2012	Argento Variable Funding Corp Disc Note, 0.31%	1,099,725	0.90%
500,000	1/4/2012	Aspen Funding Corp Disc Note, 0.35%	499,877	0.41%
3,100,000	1/4/2012	Bank of Montreal Disc Note, 0.12%	3,100,000	2.53%
3,000,000	1/3/2012	Bank of Nova Scotia Disc Note, 0.03%	2,999,990	2.45%
3,000,000	1/4/2012	Bank of Tokyo-Mitsubishi UFJ Ltd Disc Note, 0.10%	2,999,942	2.45%
3,250,000	1/9/2012	Coca-Cola Enterprises Inc Disc Note, 0.05%	3,249,887	2.65%
4,000,000	1/11/2012	General Electric Capital Corp Disc Note, 0.02%	3,999,969	3.27%
2,800,000	1/13/2012	Google Inc Disc Note, 0.05%	2,799,891	2.29%
2,500,000	1/6/2012	Grampian Funding LLC Disc Note, 0.30%	2,499,417	2.04%
3,500,000	1/6/2012	Mizuho Funding LLC Disc Note, 0.20%	3,499,449	2.86%
2,370,000	1/13/2012	Mont Blanc Capital Disc Note, 0.34%	2,369,348	1.93%
3,700,000	1/13/2012	National Australian Bank Disc Note, 0.05%	3,700,000	3.02%
350,000	1/11/2012	National Bank of Canada Disc Note, 0.09%	350,000	0.29%
2,150,000	1/6/2012	Netjets Inc Disc Note, 0.06%	2,149,896	1.76%
1,450,000	1/13/2012	Norinchukin Bank Disc Note, 0.30%	1,450,000	1.18%
2,230,000	1/5/2012	Pfizer Inc Disc Note, 0.03%	2,229,963	1.82%
2,100,000	1/10/2012	Shizuoka Bank/New York Disc Note, 0.40%	2,100,146	1.72%
2,800,000	1/6/2012	State Street Bank & Trust Disc Note, 0.10%	2,799,767	2.29%
3,400,000	1/12/2012	Sumitomo Trust & Banking Co Disc Note, 0.24%	3,399,365	2.78%
3,000,000	1/6/2012	Tasman Funding Inc Disc Note, 0.40%	2,999,090	2.45%
2,600,000	1/23/2012	Toyota Motor Credit Corp Disc Note, 0.04%	2,599,925	2.12%

Total Corporate Notes (cost - $54,695,241)			54,695,241	44.68%

Total Investment Securities (cost - $112,611,968)			$112,613,673	91.99%

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2011
_______________

	Range of Expiration Dates	Number of Contracts	Value	% of Partners' Capital

Long Futures Contracts:
Agriculture	Feb 12 - Mar 12	23	$21,603	0.02%
Currencies	Mar 12	53	33,197	0.03%
Energy	Feb 12	72	(39,902)	(0.03)%
Interest Rates	Mar 12 - Dec 12	180	306,344	0.25%
Metals	Feb 12 - Apr 12	24	(34,134)	(0.03)%
Stock Indices	Mar 12	23	4,484	0.00%

Total Long Futures Contracts		375	291,592	0.24%

Short Futures Contracts:
Agriculture	Mar 12	132	(118,140)	(0.10)%
Currencies	Mar 12	141	(52,983)	(0.05)%
Energy	Feb 12	7	7,726	0.01%
Interest Rates	Mar 12 - Dec 12	175	(77,160)	(0.06)%
Metals	Mar 12	12	(2,880)	(0.00)%
Stock Indices	Jan 12 - Mar 12	288	(248,659)	(0.20)%
Treasury Rates	Mar 12	1,541	(1,200,289)	(0.98)%

Total Short Futures Contracts		2,296	(1,692,385)	(1.38)%

Total Futures Contracts		2,671	$(1,400,793)	(1.14)%

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
_______________

	2012	2011	2010
TRADING GAIN (LOSS)
Gain (loss) on trading of commodity futures
Realized	$10,393,409	$8,596,171	$1,070,005
Change in unrealized	435,625	(2,035,310)	357,647
Brokerage commissions	(1,916,974)	(1,941,056)	(1,178,732)

Gain from trading futures	8,912,060	4,619,805	248,920

Gain (loss) on trading of securities
Realized	53,478	84,882	53,498
Change in unrealized	9,513	33,063	75

Gain from trading securities	62,991	117,945	53,573

Foreign currency gain (loss)	52,966	(20,651)	(27,069)

Total trading gain	9,028,017	4,717,099	275,424

NET INVESTMENT INCOME (LOSS)
Income
Interest income	146,654	266,259	340,113

Expenses
Management fee	1,454,056	1,462,413	904,887
Service fees	1,050,901	1,040,721	682,404
Professional fees	452,460	442,183	411,791
Administrative fee	329,013	338,185	213,867
Offering costs	33,970	79,863	52,918
Incentive fees	4,320,095	969,544	375,888
Organization and initial offering expenses	12,800	12,800	3,200
Interest expense	11,679	1,053	-
Other expenses	139,775	232,063	-

Total expenses	7,804,749	4,578,825	2,644,955

Expenses exceeding operating expense cap	-	-	(72,016)

Net expenses	7,804,749	4,578,825	2,572,939

Net investment loss	(7,658,095)	(4,312,566)	(2,232,826)

NET INCOME (LOSS)	$1,369,922	$404,533	$(1,957,402)

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
_______________

		Limited Partners

				Institutional	Special	General
	Total	Class A	Class B	Interests	Interests	Partner

Balances at December 31, 2009	$23,140,192	$13,152,279	$4,824,357	$3,201,544	$1,961,078	$934

Transfers	-	246,464	(1,070,855)	824,391	-	-

Capital additions	111,271,822	45,233,746	47,112,814	18,925,262	-	-

Capital withdrawals	(11,590,716)	(6,208,905)	(2,260,258)	(2,166,082)	(955,471)	-

From operations:
Net investment loss	(2,232,826)	(1,401,642)	(687,279)	(141,473)	(2,401)	(31)
Net realized loss from investments	(82,298)	(228,554)	339,822	(93,322)	(100,207)	(37)
Net change in unrealized gain (loss) from investments	357,722	121,931	159,987	78,848	(3,042)	(2)
Net loss	(1,957,402)	(1,508,265)	(187,470)	(155,947)	(105,650)	(70)

Balances at December 31, 2010	$120,863,896	$50,915,319	$48,418,588	$20,629,168	$899,957	$864

Balances at December 31, 2010	$120,863,896	$50,915,319	$48,418,588	$20,629,168	$899,957	$864

Transfers	-	(220,990)	(262,792)	483,782	-	-

Capital additions	35,359,185	15,033,796	10,364,722	9,960,667	-	-

Capital withdrawals	(34,214,579)	(14,863,403)	(11,831,149)	(6,626,199)	(893,828)	-

From operations:
Net investment loss	(4,312,566)	(2,448,856)	(1,322,778)	(537,300)	(3,599)	(33)
Net realized gain from investments	6,719,346	2,762,306	2,537,656	1,412,866	6,471	47
Net change in unrealized loss from investments	(2,002,247)	(813,722)	(778,886)	(400,624)	(9,001)	(14)
Net income	404,533	(500,272)	435,992	474,942	(6,129)	-

Balances at December 31, 2011	$122,413,035	$50,364,450	$47,125,361	$24,922,360	$-	$864

Balances at December 31, 2011	$122,413,035	$50,364,450	$47,125,361	$24,922,360	$-	$864

Transfers	-	(1,576,592)	1,556,577	20,015	-	-

Capital additions	36,128,183	18,718,341	11,057,609	6,352,233	-	-

Capital withdrawals	(28,319,925)	(12,490,625)	(11,965,356)	(3,863,944)	-	-

From operations:
Net investment loss	(7,658,095)	(3,856,106)	(2,494,854)	(1,307,098)	-	(37)
Net realized gain from investments	8,582,879	3,678,615	2,884,888	2,019,315	-	61
Net change in unrealized gain from investments	445,138	178,159	203,584	63,394	-	1
Net income	1,369,922	668	593,618	775,611	-	25

Balances at December 31, 2012	$131,591,215	$55,016,242	$48,367,809	$28,206,275	$-	$889

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

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of December 31, 2012 and 2011, and reported amounts of income and expenses for the years ended December 31, 2012, 2011 and 2010, respectively.  Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that the differences could be material.

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

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Partnership’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Partnership uses prices and inputs that are current as of the measurement date, including prices and inputs during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many assets and liabilities. This condition could cause an asset or liability to be reclassified to a lower level within the fair value hierarchy.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.  Fair Value (continued)

The Partnership values futures contracts at the closing price of the contract’s primary exchange.  The Partnership includes futures contracts in Level 1 of the fair value hierarchy.

The fair value of U.S. government agency bonds and notes is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs which include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government agency bonds and notes are generally categorized in Levels 1 or 2 of the fair value hierarchy. No U.S. government agency bonds and notes were fair valued using valuation models as of December 31, 2012 and 2011.

The fair value of U.S. treasury obligations is generally based on quoted prices in active markets. U.S. treasury obligations are generally categorized in Level 1 of the fair value hierarchy.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, notes, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are generally categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. No corporate notes were fair valued using valuation models as of December 31, 2012 and 2011.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. There were no changes in the Partnership’s valuation methodology during the years ended December 31, 2012 and 2011.

ALTEGRIS QIM FUTURES FUND, L.P
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.  Fair Value (continued)

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of December 31, 2012 and December 31, 2011:

December 31, 2012	Level 1	Level 2	Level 3	Balance as of December 31, 2012

Assets

Futures contracts (1)	$1,740,253	$-	$-	$1,740,253
U.S. Government agency bonds and notes	50,456,545	-	-	50,456,545
Corporate notes	-	45,556,810	-	45,556,810
U.S. Treasury obligations	18,771,774	-	-	18,771,774

Total Assets	$70,968,572	$45,556,810	$-	$116,525,382

Liabilities

Futures contracts (1)	$(2,705,421)	$-	$-	$(2,705,421)

December 31, 2011	Level 1	Level 2	Level 3	Balance as of December 31, 2011

Assets

Futures contracts (1)	$406,872	$-	$-	$406,872
U.S. Government agency bonds and notes	57,918,432	-	-	57,918,432
Corporate notes	-	54,695,241	-	54,695,241

Total Assets	$58,325,304	$54,695,241	$-	$113,020,545

Liabilities

Futures contracts (1)	$(1,807,665)	$-	$-	$(1,807,665)

(1)  See Note 7. "Financial Derivative Instruments" for the fair value in each type of contracts within this category.

For the years ended December 31, 2012 and 2011, there were no transfers between Level 1 and Level 2 assets and liabilities. For the years ended December 31, 2012 and 2011, there were no Level 3 securities.

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

Gains or losses on futures contracts are realized when contracts are closed. Net unrealized gains or losses on open contracts (the difference between contract trade price and quoted market price) are reflected in the Statements of Financial Condition. Any change in net unrealized gain or loss from the preceding period is reported in the Statements of Operations. Brokerage commissions on futures contracts include other trading fees and are incurred as an expense when contracts are opened.

E.	Futures Contracts

The Partnership may invest in futures contracts as part of its investment strategy. Upon entering into a futures contract, the Partnership is required to deposit with the broker an amount of cash or cash equivalents equal to a certain percentage of the contract amount. This is known as the “initial margin.” Subsequent payments (“variation margin”) are made or received by the Partnership each day, depending on the daily fluctuations in the value of the contract, and are included in unrealized gain (loss) on futures contracts. The Partnership recognizes a realized gain or loss when the contract is closed.

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at December 31, 2012 and 2011 are reflected within the Condensed Schedules of Investments.

F.  Foreign Currency Transactions

The Partnership’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Statements of Financial Condition.  Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period.  Gains and losses resulting from the translation to U.S. dollars are reported in the Statement of Operations.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

G.  Cash

Restricted cash is held as margin collateral for futures transactions.

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

I.  Income Taxes

As an entity taxable as a partnership for U.S. Federal income tax purposes; the Partnership itself is not subject to federal income tax. The Partnership prepares and files calendar year U.S. and applicable state information tax returns and reports to the partners their allocable shares of the Partnership’s income and expenses.

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority.  De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital. Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2012 and 2011.  However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively.  No interest expense or penalties have been recognized for the years ended December 31, 2012, 2011 and 2010.

The Partnership is subject to income tax examinations by major taxing authorities for all tax years since its inception.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

J.  Reclassifications

Certain amounts in the 2011 and 2010 financial statements were reclassified to conform to the 2012 presentation.

NOTE 2 - PARTNERS’ CAPITAL

A.  Capital Accounts and Allocation of Income and Loss

The Partnership accounts for subscriptions and redemptions on a per partner capital account basis.

The Partnership consists of the General Partner’s Interest, Special Interests, Class A Interests, Class B Interests and Institutional Interests (collectively referred to as “Interests”).  Income or loss (prior to management fees, administrative fees, service fees and incentive fees) is allocated pro rata among the partners based on their respective capital accounts as of the end of each month in which the items accrue, pursuant to the terms of the Partnership’s agreement of limited partnership, as may be amended and restated from time to time (the “Agreement”).  Special Interests, Class A Interests, Class B Interests and Institutional Interests are then charged with their applicable management fee, administrative fee, service fee and incentive fee in accordance with the Agreement. Class A Interests, Class B Interests and Institutional Interests were first issued by the Partnership on October 1, 2009.

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

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 3 - RELATED PARTY TRANSACTIONS

A.  General Partner Management Fee

The General Partner receives a monthly management fee from the Partnership equal to 0.104% (1.25% annually) for Class A and Class B, 0.0625% (0.75% annually) for Institutional Interests, and 0.0208% (0.25% annually) for Special Interests of the Partnership's management fee net asset value. The General Partner may declare any Limited Partner a “Special Limited Partner” and the management fees or incentive fees charged to any such partner may be different than those charged to other Limited Partners.

Total management fees earned by the General Partner for the years ended December 31, 2012, 2011 and 2010 are shown on the Statements of Operations as Management Fee.

B.  Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset valu attributable to Class A and Class B Interests. Total administrative fees for the years ended December 31, 2012, 2011 and 2010 are shown on the Statements of Operations as Administrative Fee.

C.  Operating Expenses

The General Partner limited the operating expenses paid by the Partnership (excluding the fixed administrative fee paid by Class A and B Interests) to 0.50% of the average month-end capital account balances of all Interests (the Operating Expense Cap).

D.  Altegris Investments, Inc. and Altegris Futures, L.L.C.

Altegris Investments, Inc. (“Altegris Investments”), an affiliate of the General Partner, is registered as a broker-dealer with the Securities Exchange Commission. Beginning January 1, 2011, Altegris Futures, L.L.C. (“Altegris Futures”), an affiliate of the General Partner and an introducing broker registered with the CFTC, became the Partnership’s introducing broker. Prior to January 1, 2011, Altegris Investments served as the Partnership’s introducing broker.  Altegris Investments has entered into a selling agreement with the Partnership whereby it receives 2% per annum as continuing compensation for Class A Interests sold by Altegris Investments that are outstanding at month end. Altegris Futures, as the Partnership’s introducing broker, receives a portion of the commodity brokerage commissions paid by the Partnership to J.P. Morgan Securities, LLC, the Partnership’s commodity broker (the “Clearing Broker”) and interest income retained by the Clearing Broker. Additionally, the Partnership pays to its clearing brokers and Altegris Futures, at a minimum, brokerage charges at a monthly flat rate of 0.125% (1.5% annually) of the Partnership’s management fee net asset value.  Brokerage charges may exceed the flat rate described above, depending on commission and trading volume levels, which may vary.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

D.  Altegris Investments, Inc. and Altegris Futures, L.L.C. (continued)

At December 31, 2012 and 2011, respectively, the Partnership had commissions and brokerage fees payable to Altegris Futures of $101,419 and $129,476 and service fees payable to Altegris Investments of $25,089 and $27,698, respectively. The following tables show the fees paid to Altegris Investments and Altegris Futures for the years ended December 31, 2012, 2011 and 2010, respectively:

	Year ended	Year ended	Year ended
	December 31, 2012	December 31, 2011	December 31, 2010
Altegris Futures - Commission fees	$932,086	$845,472	$380,647
Altegris Futures - Brokerage fees	457,524	621,604	599,578
Altegris Investments- Service fees	286,599	352,331	327,300
Total	$1,676,209	$1,819,407	$1,307,525

The amounts above are included in Brokerage Commissions and Service Fees on the Statement of Operations, respectively. The amounts shown on the Statement of Operations include fees paid to nonrelated parties.

NOTE 4 - ADVISORY CONTRACT

The Partnership’s trading activities are conducted pursuant to an advisory contract with Quantitative Investment Management LLC (QIM) (“Advisor”).  The Partnership pays the Advisor a quarterly incentive fee of 30% of the trading profits.  However, the quarterly incentive fee is payable only on cumulative profits, calculated separately for each partner’s interest, achieved from commodity trading. The incentive fee is accrued on a monthly basis and paid quarterly. Incentive fees are reflected in the Statements of Operations.

NOTE 5 - SERVICE FEES

Class A Interests pay selling agents an ongoing monthly payment of 0.166% of the month-end net asset value (2% annually) of the value of Interests sold by them which are outstanding at month-end as compensation for their continuing services to such Class A Limited Partners. Institutional Interests may pay selling agents, if the selling agent so elects, an ongoing monthly payment of 0.0417% (0.50% annually) of the value of Institutional Interests sold by them which are outstanding at month-end as compensation for their continuing services to such Limited Partners holding Institutional Interests. Total service fees for the years ended December 31, 2012, 2011 and 2010 are shown on the Statement of Operations as Service Fees.

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

The following presents the fair value of derivative contracts as of December 31, 2012 and 2011.  The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position.  Fair value is presented on a gross basis in the table below even though the derivative contracts qualify for net presentation in the Statements of Financial Condition.

December 31, 2012

	Asset	Liability
	Derivatives	Derivatives	Net
	Fair Value	Fair Value	Fair Value

Futures Contacts	$1,740,253	$(2,705,421)	$(965,168)

December 31, 2011

	Asset	Liability
	Derivatives	Derivatives	Net
	Fair Value	Fair Value	Fair Value

Futures Contacts	$406,872	$(1,807,665)	$(1,400,793)

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the years ended December 31, 2012, 2011 and 2010.

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Operations.

Year Ended December 31, 2012
		Change in	Number of
	Realized	Unrealized	Contracts Closed

Futures Contracts	$10,393,409	$435,625	150,019

Year Ended December 31, 2011

		Change in	Number of
	Realized	Unrealized	Contracts Closed

Futures Contracts	$8,596,171	$(2,035,310)	122,024

Year Ended December 31, 2010

		Change in	Number of
	Realized	Unrealized	Contracts Closed

Futures Contracts	$1,070,005	$357,647	56,610

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

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the years ended December 31, 2012, 2011 and 2010. This information has been derived from information presented in the financial statements.

	Year ended December 31, 2012

			Institutional
	Class A	Class B	Interest

Total return for Limited Partners
Total return prior to incentive fees	3.43%	5.49%	6.36%
Incentive fees	(3.47%)	(3.56%)	(3.71%)

Total return after incentive fees	(0.04%)	1.93%	2.65%

Ratio to average net asset value
Expenses prior to incentive fees	4.19%	2.14%	1.29%
Incentive fees	3.47%	3.36%	3.64%

Total expenses	7.66%	5.50%	4.93%

Net investment loss (1)	(4.07%)	(2.02%)	(1.17%)

	Year ended December 31, 2011

			Institutional	Special
	Class A	Class B	Interest	Interests (5)

Total return for Limited Partners (3)
Total return prior to incentive fees	(0.02%)	2.02%	2.83%	(0.68%)
Incentive fees	(0.65%)	(0.67%)	(0.98%)	0.00%

Total return after incentive fees	(0.67%)	1.35%	1.85%	(0.68%)

Ratio to average net asset value
Expenses prior to incentive fees	4.28%	2.23%	1.41%	0.78	% (2)
Incentive fees (3)	0.73%	0.69%	1.12%	0.00%

Total expenses	5.01%	2.92%	2.53%	0.78%

Net investment loss (1)	(4.06%)	(2.02%)	(1.20%)	(0.55	%) (2)

ALTEGRIS QIM FUTURES FUND, L.P
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 10 - FINANCIAL HIGHLIGHTS (CONTINUED)

	Year ended December 31, 2010

			Institutional	Special
	Class A	Class B	Interest	Interests

Total return for Limited Partners
Total return prior to incentive fees	(7.51%)	(5.65%)	(4.84%)	(4.28%)
Incentive fees	(0.31%)	(0.36%)	(0.24%)	0.00%

Total return after incentive fees	(7.82%)	(6.01%)	(5.08%)	(4.28%)

Ratio to average net asset value
Expenses prior to incentive fees	4.08%	2.08%	1.26%	0.65%
Incentive fees	0.46%	0.58%	0.33%	0.00%

Total expenses (4)	4.54%	2.66%	1.59%	0.65%

Net investment loss (1)	(3.64%)	(1.65%)	(0.82%)	(0.16%)

Total return and the ratios to average net asset value are calculated for each class of Limited Partners’ capital taken as a whole. An individual Limited Partner’s total return and ratios may vary from the above returns and ratios due to the timing of their contributions and withdrawals and differing fee structures.

Total return is calculated on a monthly compounded basis.

(1)	Excludes incentive fee.
(2)	Annualized only for Special Interests.
(3)	Not annualized.
(4)	Total expenses are net of 0.13% effect of voluntary waiver of operating expenses for all interests for the year ended December 31, 2010.
(5)	For the period January 1, 2011 to September 30, 2011.

NOTE 11 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were available to be issued. From January 1, 2013 through March 22, 2013, the Partnership had subscriptions of $8,154,867 and redemptions of $4,855,253. Management has determined there are no additional matters requiring disclosure.