Form 10-Q
period 2013-03-31
Altegris QIM Futures Fund, L.P.
filed 2013-05-15
CIK 1469317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

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

PART I – FINANCIAL INFORMATION

Item 1:   Financial Statements.

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2013 (Unaudited) and DECEMBER 31, 2012 (Audited)

	2013	2012
ASSETS
Equity in commodity broker account:
Restricted cash	$1,876,052	$7,932,508
Cash	6,100,265	4,817,430
Restricted foreign currency (cost - $2,409,355 and $3,454,913)	2,216,931	4,687,677

	10,193,248	17,437,615

Cash	7,275,221	9,824,680
Investment securities at value
(cost - $114,793,772 and $114,773,911)	114,804,952	114,785,129
Interest receivable	132,649	104,514

Total assets	$132,406,070	$142,151,938

LIABILITIES
Equity in commodity broker account:
Foreign currency (proceeds - $4,574,719 and $3,013,100)	$4,209,358	$4,088,218
Unrealized loss on open commodity futures contracts	485,202	965,168

	4,694,560	5,053,386

Brokerage Commissions payable	84,122	63,679
Management fee payable	123,859	125,815
Administrative fee payable	28,092	28,617
Service fees payable	87,569	95,415
Incentive fees payable	-	17,244
Redemptions payable	2,812,960	2,487,346
Subscriptions received in advance	724,699	2,489,976
Payable to General Partner	1,067	1,067
Other liabilities	183,677	198,178

Total liabilities	8,740,605	10,560,723

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	829	889
Limited Partners	123,664,636	131,590,326

Total partners' capital (Net Asset Value)	123,665,465	131,591,215

Total liabilities and partners' capital	$132,406,070	$142,151,938

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2013 (Unaudited)

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$7,257,000	4/1/2013	Federal Farm Credit Bank Disc Note, 0.013%	$7,257,000	5.87%
1,000,000	5/2/2013	Federal Farm Credit Bank, 0.75%	1,000,550	0.81%
2,000,000	11/20/2013	Federal Farm Credit Bank, 0.20%	2,000,412	1.62%
5,750,000	1/17/2014	Federal Farm Credit Bank, 0.15%	5,748,764	4.65%
5,000,000	10/18/2013	Federal Home Loan Bank, 0.19%	5,000,995	4.04%
2,000,000	11/15/2013	Federal Home Loan Bank, 0.29%	2,001,552	1.62%
4,500,000	4/9/2013	Federal Home Loan Mort Corp Disc Note, 0.013%	4,499,982	3.64%
4,000,000	4/1/2013	Federal National Mort Assoc Disc Note, 0.00%	4,000,000	3.23%
3,500,000	5/7/2013	Federal National Mortgage Association, 1.75%	3,505,757	2.84%
4,100,000	8/20/2013	Federal National Mortgage Association, 1.25%	4,117,327	3.33%
5,000,000	9/23/2013	Federal National Mortgage Association, 1.00%	5,020,285	4.06%
6,900,000	12/18/2013	Federal National Mortgage Association, 0.75%	6,930,256	5.60%
Total U.S. Government Agency Bonds and Notes (cost - $51,073,812)			51,082,880	41.31%

Corporate Notes
$3,450,000	4/17/2013	Banco del Estado de Chile, NY, 0.18%	3,450,000	2.79%
3,450,000	4/11/2013	Bank of Montreal, 0.18%	3,450,000	2.79%
5,250,000	4/1/2013	Bank of Nova Scotia Disc Note, 0.107%	5,250,000	4.25%
1,750,000	4/5/2013	Cancara Asset Securitisation LLC, 0.217%	1,749,746	1.41%
3,450,000	4/19/2013	Coca-Cola Enterprises, Inc Disc Note, 0.073%	3,449,741	2.79%
3,500,000	4/3/2013	Chevron Corp Disc Note, 0.144%	3,499,825	2.83%
3,450,000	4/15/2013	Norinchukin Bank, 0.27%	3,450,172	2.79%
3,450,000	4/11/2013	Northern Pines Funding LLC, 0.181%	3,449,425	2.79%
2,350,000	4/11/2013	Pfizer, Inc Disc Note, 0.043%	2,349,871	1.90%
2,450,000	4/24/2013	Regency Markets No. 1 LLC, 0.197%	2,449,657	1.98%
2,300,000	4/4/2013	Shizuoka Bank, NY, 0.20%	2,300,000	1.86%
3,450,000	4/19/2013	Sumitomo Trust & Banking Co Disc Note, 0.18%	3,450,000	2.79%
2,000,000	4/18/2013	Toronto-Dominion Holdings, 0.147%	1,999,738	1.62%
3,450,000	4/10/2013	Wal-Mart Stores, Inc Disc Note, 0.043%	3,449,819	2.79%
Total Corporate Notes (cost - $43,747,994)			43,747,994	35.38%

U.S. Treasury Obligations
$4,700,000	4/4/2013	United States Treasury Bill, 0.075%	4,699,991	3.80%
2,500,000	4/18/2013	United States Treasury Bill, 0.036%	2,499,955	2.02%
2,000,000	4/15/2013	United States Treasury Note, 1.75%	2,001,250	1.62%
2,000,000	5/15/2013	United States Treasury Note, 1.375%	2,003,046	1.62%
200,000	5/31/2013	United States Treasury Note, 0.50%	200,148	0.16%
3,000,000	6/15/2013	United States Treasury Note, 1.125%	3,006,327	2.43%
2,000,000	11/30/2013	United States Treasury Note, 2.00%	2,024,532	1.64%
3,500,000	4/15/2014	United States Treasury Note, 1.25%	3,538,829	2.86%
Total United States Treasury Obligations (cost - $19,971,966)			19,974,078	16.15%

Total Investment Securities (cost - $114,793,772)			$114,804,952	92.84%

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
MARCH 31, 2013 (Unaudited)

	Range of Expiration Dates	Number of Contracts	Value	% of Partners' Capital

Long Futures Contracts:
Agriculture	May 13	51	$(71,005)	(0.06)%
Currencies	Jun 13	325	(17,942)	(0.01)%
Energy	Apr 13	93	96,743	0.08%
Interest Rates	Jun 13	20	(10,241)	(0.01)%
Stock Indices	Apr 13 - Jun 13	90	(40,778)	(0.03)%
Treasury Rates	Jun 13	540	25,016	0.02%

Total Long Futures Contracts		1,119	(18,207)	(0.01)%

Short Futures Contracts:
Agriculture	Apr 13 - Jun 13	27	26,708	0.02%
Currencies	Jun 13	154	(30,728)	(0.02)%
Energy	Apr 13 - May 13	41	(22,100)	(0.02)%
Interest Rates	Jun 13	366	(69,204)	(0.06)%
Metals	May 13 - Jun 13	33	35,244	0.03%
Stock Indices	Apr 13 - Jun 13	778	(403,760)	(0.33)%
Treasury Rates	Jun 13	4	(3,155)	(0.00)%

Total Short Futures Contracts		1,403	(466,995)	(0.38)%

Total Futures Contracts		2,522	$(485,202)	(0.39)%

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2012 (Audited)

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
DECEMBER 31, 2012 (Audited)

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

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (Unaudited)

	2013	2012
TRADING GAIN (LOSS)
Gain (loss) on trading of commodity futures
Realized	$(7,907,125)	$(6,256,977)
Change in unrealized	479,966	357,207
Brokerage Commissions	(496,306)	(457,405)

Loss from trading futures	(7,923,465)	(6,357,175)

Gain (loss) on trading of securities
Realized	12,507	15,233
Change in unrealized	(38)	5,094

Gain from trading securities	12,469	20,327

Gain (loss) on trading of foreign currency
Realized	122,833	(1,361)
Change in unrealized	15,291	(2)

Gain (loss) from trading foreign currency	138,124	(1,363)

Total trading loss	(7,772,872)	(6,338,211)

NET INVESTMENT INCOME (LOSS)
Income
Interest income	37,834	35,433

Expenses
Management fee	378,260	349,256
Service fees	267,261	243,687
Professional fees	113,543	103,187
Administrative fee	85,872	79,565
Offering costs	1,084	19,888
Incentive fees	-	8,681
Organization and initial offering expenses	3,200	3,200
Interest expense	8,022	1,162
Other expenses	29,568	30,330

Total expenses	886,810	838,956

Net investment loss	(848,976)	(803,523)

NET LOSS	$(8,621,848)	$(7,141,734)

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (Unaudited)

		Limited Partners

	Total	Class A	Class B	Institutional Interests	General Partner

Balances at December 31, 2011	$122,413,035	$50,364,450	$47,125,361	$24,922,360	$864

Transfers	-	(1,452,789)	1,452,789	-	-

Capital additions	9,737,340	5,201,807	2,468,300	2,067,233	-

Capital withdrawals	(7,665,338)	(3,300,956)	(4,364,382)	-	-

From operations:
Net investment loss	(803,523)	(493,411)	(235,446)	(74,658)	(8)
Net realized loss from investments	(6,700,510)	(2,682,530)	(2,649,756)	(1,368,177)	(47)
Net change in unrealized gain from investments	362,299	138,088	155,643	68,565	3
Net loss	(7,141,734)	(3,037,853)	(2,729,559)	(1,374,270)	(52)

Balances at March 31, 2012	$117,343,303	$47,774,659	$43,952,509	$25,615,323	$812

Balances at December 31, 2012	$131,591,215	$55,016,242	$48,367,809	$28,206,275	$889

Transfers	-	(321,697)	321,697	-	-

Capital additions	8,154,867	3,374,979	3,229,888	1,550,000	-

Capital withdrawals	(7,458,769)	(3,481,910)	(3,016,050)	(960,809)	-

From operations:
Net investment loss	(848,976)	(531,797)	(238,941)	(78,230)	(8)
Net realized loss from investments	(8,268,091)	(3,427,927)	(3,084,301)	(1,755,808)	(55)
Net change in unrealized gain from investments	495,219	207,487	185,816	101,913	3
Net loss	(8,621,848)	(3,752,237)	(3,137,426)	(1,732,125)	(60)

Balances at March 31, 2013	$123,665,465	$50,835,377	$45,765,918	$27,063,341	$829

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

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of March 31, 2013 and December 31, 2012, and reported amounts of income and expenses for the periods ended March 31, 2013 and 2012, respectively.  Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that the differences could be material.

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

The Partnership values futures contracts at the closing price of the contract’s primary exchange.  The Partnership includes futures contracts in Level 1 of the fair value hierarchy, as they are exchange traded derivatives.

The fair value of U.S. government agency bonds and notes is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs which include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government agency bonds and notes are generally categorized in Levels 1 or 2 of the fair value hierarchy. No U.S. government agency bonds and notes were fair valued using valuation models as of March 31, 2013 or December 31, 2012.

The fair value of U.S. treasury obligations is generally based on quoted prices in active markets. U.S. treasury obligations are generally categorized in Level 1 of the fair value hierarchy.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, notes, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are generally categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. No corporate notes were fair valued using valuation models as of March 31, 2013 or December 31, 2012.

ALTEGRIS QIM FUTURES FUND, L.P
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Fair Value (continued)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. There were no changes in the Partnership’s valuation methodology during the periods ended March 31, 2013 and December 31, 2012.

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of March 31, 2013 and December 31, 2012:

				Balance as of
March 31, 2013	Level 1	Level 2	Level 3	March 31, 2013

Assets

Futures contracts (1)	$339,029	$-	$-	$339,029
U.S. Government agency bonds and notes	51,082,880	-	-	51,082,880
Corporate notes	-	43,747,994	-	43,747,994
U.S. Treasury obligations	19,974,078	-	-	19,974,078

Total Assets	$71,395,987	$43,747,994	$-	$115,143,981

Liabilities

Futures contracts (1)	$(824,231)	$-	$-	$(824,231)

				Balance as of
December 31, 2012	Level 1	Level 2	Level 3	December 31, 2012

Assets

Futures contracts (1)	$1,740,253	$-	$-	$1,740,253
U.S. Government agency bonds and notes	50,456,545	-	-	50,456,545
Corporate notes	-	45,556,810	-	45,556,810
U.S. Treasury obligations	18,771,774	-	-	18,771,774

Total Assets	$70,968,572	$45,556,810	$-	$116,525,382

Liabilities

Futures contracts (1)	$(2,705,421)	$-	$-	$(2,705,421)

(1) See Note 7. "Financial Derivative Instruments" for the fair value in each type of contracts within this category.

For the three months ended March 31, 2013 and the year ended December 31, 2012, there were no transfers between Level 1 and Level 2 assets and liabilities. For the three months ended March 31, 2013 and the year ended December 31, 2012, there were no Level 3 securities.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

D.	Investment Transactions and Investment Income

Security transactions are recorded on the trade date for financial reporting purposes.  Realized gains and losses from security transactions are determined using the identified cost method. Change in net unrealized gain or loss from the preceding period is reported in the Statements of Income (Loss). Brokerage commissions on securities and other trading fees are reflected as an adjustment to cost or proceeds at the time of the transaction.  Interest income is recorded on an accrual basis.

Gains or losses on futures contracts are realized when contracts are closed. Net unrealized gains or losses on open contracts (the difference between contract trade price and quoted market price) are reflected in the Statements of Financial Condition. Any change in net unrealized gain or loss from the preceding period is reported in the Statements of Income (Loss). Brokerage commissions on futures contracts include other trading fees and are incurred as an expense when contracts are opened, and are recognized as trading gains and losses.

Net realized gains and losses from foreign currency related transactions represent gains and losses from sales of foreign currencies, sales and maturities of foreign currency forward contracts, currency gains and losses realized between trade and settlement dates on securities transactions, and the difference between the amounts of interest and foreign withholding taxes recorded on the Partnership’s books and the U.S. Dollar equivalent of the amounts actually received or paid. Net unrealized appreciation (depreciation) on foreign currency denominated other assets and liabilities arise from changes in the value of assets, other than investments in securities, and liabilities at fiscal year end, resulting from changes in the exchange rates.

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

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at March 31, 2013 and December 31, 2012 are reflected within the Condensed Schedules of Investments.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

F.	Foreign Currency Transactions

The Partnership’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Statements of Financial Condition.  Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period.  Gains and losses resulting from the translation to U.S. dollars are reported in the Statements of Income (Loss).

G.	Cash

Restricted cash is held as maintenance margin deposits for futures transactions.

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

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority.  De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital. Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2013 and December 31, 2012.  However, the Partnership’s

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

I.	Income Taxes (continued)

conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively.  No interest expense or penalties have been recognized as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012.

The Partnership is subject to income tax examinations by major taxing authorities for all tax years since its inception.

J.	Reclassifications

Certain amounts in the 2012 financial statements were reclassified to conform to the 2013 presentation.

NOTE 2 - PARTNERS’ CAPITAL

A.	Capital Accounts and Allocation of Income and Loss

The Partnership accounts for subscriptions and redemptions on a per partner capital account basis.

The Partnership consists of the General Partner’s Interest, Class A Interests, Class B Interests and Institutional Interests (collectively referred to as “Interests”).  Income or loss (prior to management fees, administrative fees, service fees and incentive fees) is allocated pro rata among the partners based on their respective capital accounts as of the end of each month in which the items accrue, pursuant to the terms of the Partnership’s agreement of limited partnership, as may be amended and restated from time to time (the “Agreement”).  Special Interests, Class A Interests, Class B Interests and Institutional Interests are then charged with their applicable management fee, administrative fee, service fee and incentive fee in accordance with the Agreement. Class A Interests, Class B Interests and Institutional Interests were first issued by the Partnership on October 1, 2009.

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

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 - PARTNERS’ CAPITAL (CONTINUED)

B.	Subscriptions, Distributions and Redemptions (continued)

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner.  The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. No distributions were made for the three months ended March 31, 2013 and 2012.

The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner.

NOTE 3 -RELATED PARTY TRANSACTIONS

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

Total management fees earned by the General Partner for the three months ended March 31, 2013 and 2012 are shown on the Statements of Income (Loss) as Management Fee.

B.	Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the three months ended March 31, 2013, administrative fees for Class A and Class B Interests were $45,130 and $40,742, respectively.  For the three months ended March 31, 2012, administrative fees for Class A and Class B Interests were $40,870 and $38,695, respectively.

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

At March 31, 2013 and December 31, 2012, respectively, the Partnership had commissions and brokerage fees payable to Altegris Futures of $146,175 and $101,419 and service fees payable to Altegris Investments of $22,149 and $25,089, respectively. The following tables show the fees paid to Altegris Investments and Altegris Futures for the three months ended March 31, 2013 and 2012, respectively:

	Three months ended	Three months ended
	March 31, 2013	March 31, 2012
Altegris Futures - Brokerage Commission fees	$406,623	$340,994
Altegris Investments- Service fees	69,013	68,689
Total	$475,636	$409,683

The amounts above are included in Brokerage Commissions and Service Fees on the Statements of Income (Loss), respectively. The amounts shown on the Statements of Income (Loss) include fees paid to non-related parties.

NOTE 4 - ADVISORY CONTRACT
The Partnership’s trading activities are conducted pursuant to an advisory contract with Quantitative Investment Management LLC (QIM) (“Advisor”).  The Partnership pays the Advisor a quarterly incentive fee of 30% of the trading profits.  However, the quarterly incentive fee is payable only on cumulative profits, calculated separately for each partner’s interest, achieved from commodity trading. The incentive fee is accrued on a monthly basis and paid quarterly. Incentive fees are reflected in the Statements of Income (Loss).

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - SERVICE FEES

Class A Interests pay selling agents an ongoing monthly payment of 0.166% of the month-end net asset value (2% annually) of the value of Interests sold by them which are outstanding at month-end as compensation for their continuing services to such Class A Limited Partners. Institutional Interests may pay selling agents, if the selling agent so elects, an ongoing monthly payment of 0.0417% (0.50% annually) of the value of Institutional Interests sold by them which are outstanding at month-end as compensation for their continuing services to such Limited Partners holding Institutional Interests. For the three months ended March 31, 2013, service fees for Class A and Institutional Interests were $267,138 and $123, respectively.  For the three months ended March 31, 2012, service fees for Class A and Institutional Interests were $243,050 and $637, respectively.

NOTE 6 - BROKERAGE COMMISSIONS

The Partnership pays brokerage commissions to the Clearing Broker for clearing trades on its behalf, which are reflected in the Statements of Income (Loss) as Brokerage Commissions. The Partnership pays to its clearing brokers a monthly brokerage commission equal to the greater of: (1) actual brokerage commissions, which are based upon trading volume, or (2) a flat rate of 0.125% (1.5% annually) (the “Minimum Amount”) of the Partnership’s management fee net asset value.

If actual brokerage commissions paid to the Clearing Broker are less than the Minimum Amount, the Partnership will pay to the introducing broker, the difference.

However, if actual brokerage commissions are greater than the Minimum Amount, the Partnership only pays the actual brokerage commissions.

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS

The Partnership engages in the speculative trading of futures contracts for the purpose of achieving capital appreciation.  None of the Partnership’s derivative instruments are designated as hedging instruments, as defined in the Derivatives and Hedging Topic of the Accounting Standards Codification (“ASC”), nor are they used for other risk management purposes.  The Advisor and General Partner actively assess, manage and monitor risk exposure on derivatives on a contract basis, a sector basis (e.g., interest rate derivatives, agricultural derivatives, etc.), and on an overall basis in accordance with established risk parameters.  Due to the speculative nature of the Partnership’s derivative trading activity, the Partnership is subject to the risk of substantial losses from derivatives trading.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the fair value of derivative contracts as of March 31, 2013 and December 31, 2012.  The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position.  Fair value is presented on a gross basis in the table below even though the derivative contracts qualify for net presentation in the Statements of Financial Condition.

March 31, 2013

	Asset	Liability
	Derivatives	Derivatives	Net
	Fair Value	Fair Value	Fair Value

Futures Contacts	$339,029	$(824,231)	$(485,202)

December 31, 2012

	Asset	Liability
	Derivatives	Derivatives	Net
	Fair Value	Fair Value	Fair Value

Futures Contacts	$1,740,253	$(2,705,421)	$(965,168)

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three months ended March 31, 2013 and 2012.

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss).

Three Months Ended March 31, 2013
		Change in	Number of
	Realized	Unrealized	Contracts Closed

Futures Contracts	$(7,907,125)	$479,966	39,754

Three Months Ended March 31, 2012
		Change in	Number of
	Realized	Unrealized	Contracts Closed

Futures Contracts	$(6,256,977)	$357,207	34,739

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Effective January 1, 2013, the Partnership adopted Accounting Standards Update 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (the “ASU,” “ASU 2011-11”).  The amendments to this standard require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.

With respect to futures contracts and options on futures contracts, the Partnership has entered into an agreement with the Clearing Broker which  grants the Clearing Broker the right to offset recognized derivative assets and derivative liabilities if certain conditions exist, which would require the Clearing Broker to liquidate the Partnership’s positions. These events include the following: (i) upon the dissolution, winding-up, liquidation or merger of the Partnership, (ii) failure to maintain initial margin or failure to make timely payment of additional variation margin, (iii) failure to pay the premium on any option purchased, (iv) upon the commencement of bankruptcy, insolvency or similar proceeding for the protection of creditors against the Partnership, (v) the Clearing Broker determines, at its discretion, that the risk in the Partnership’s account must be reduced for protection of the Clearing Broker, or (vi) if the Partnership’s registration status is suspended or is pending suspension.

The following table summarizes the disclosure requirements of ASU 2011-11:

Offsetting the Financial Assets and Derivative Assets

Gross Amounts Not Offset in the Statement of Financial Condition
As of March 31, 2013
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received(1)	Net Amount

Commodity futures contracts	$339,029	$(339,029)	$—	$—	$—	$—

Offsetting the Financial Liabilities and Derivative Liabilities

Gross Amounts Not Offset in the Statement of Financial Condition
As of March 31, 2013
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged(1)	Net Amount

Commodity futures contracts	$(824,231)	$339,029	$(485,202)	$—	$—	$(485,202)

Offsetting the Financial Assets and Derivative Assets

Gross Amounts Not Offset in the Statement of Financial Condition
As of December 31, 2012
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received(1)	Net Amount

Commodity futures contracts	$1,740,253	$(1,740,253)	$—	$—	$—	$—

Offsetting the Financial Liabilities and Derivative Liabilities

Gross Amounts Not Offset in the Statement of Financial Condition
As of December 31, 2012
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged(1)	Net Amount

Commodity futures contracts	$(2,705,421)	$1,740,253	$(965,168)	$—	$—	$(965,168)

(1)	Does not include maintenance margin deposits held at the Clearing Broker of $4,092,983 for 2013 & $12,620,185 for 2012, respectively.

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

ALTEGRIS QIM FUTURES FUND, L.P
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three months ended March 31, 2013 and 2012. This information has been derived from information presented in the financial statements.

	Three Months ended March 31, 2013
			Institutional
	Class A	Class B	Interest
Total return for Limited Partners (3)
Total return prior to incentive fees	(6.71%)	(6.25%)	(6.05%)
Incentive fees	0.00%	0.00%	0.00%
Total return after incentive fees	(6.71%)	(6.25%)	(6.05%)

Ratio to average net asset value
Expenses prior to incentive fees (2)	4.13%	2.13%	1.25%
Incentive fees (3)	0.00%	0.00%	0.00%

Total expenses	4.13%	2.13%	1.25%

Net investment loss (1) (2)	(4.02%)	(2.01%)	(1.13%)

	Three Months ended March 31, 2012
			Institutional
	Class A	Class B	Interest
Total return for Limited Partners (3)
Total return prior to incentive fees	(6.02%)	(5.55%)	(5.36%)
Incentive fees	(0.01%)	(0.01%)	0.00%
Total return after incentive fees	(6.03%)	(5.56%)	(5.36%)

Ratio to average net asset value
Expenses prior to incentive fees (2)	4.09%	2.12%	1.31%
Incentive fees (3)	0.01%	0.01%	0.00%

Total expenses	4.10%	2.13%	1.31%

Net investment loss (1) (2)	(3.97%)	(2.00%)	(1.19%)

Total return and the ratios to average net asset value are calculated for each class of Limited Partners’ capital taken as a whole. An individual Limited Partner’s total return and ratios may vary from the above returns and ratios due to the timing of their contributions and withdrawals and differing fee structures.

Total return is calculated on a monthly compounded basis.

(1)	Excludes incentive fee.
(2)	Annualized.
(3)	Not annualized.

ALTEGRIS QIM FUTURES FUND, L.P
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 11 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were available to be issued. From April 1, 2013 through May 15, 2013, the Partnership had subscriptions of $2,148,009 and redemptions of $5,231,097. Management has determined there are no additional matters requiring disclosure.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS

PART I – FINANCIAL INFORMATION (continued)

Item 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed.  Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so.  Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading.  A portion of the Partnership’s assets not used for margin and held with the Custodian, are invested in liquid, high quality securities.  Through March 31, 2013 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Three Months Ended March 31, 2013

During the first quarter of 2013, the Partnership achieved net realized and unrealized losses of $7,772,872 from its trading activities, net of brokerage commissions of $496,306.  The Partnership accrued total expenses of $886,810, including $378,260 in management fees paid to the General Partner, and $380,804  in service and professional fees.  The Partnership earned $37,834 in interest income during the first quarter of 2013.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the first quarter of 2013 is set forth below.

First Quarter 2013.  The Partnership experienced a loss in January 2013 as an equity rally that began in December and continued into January, causing losses in the Partnership’s short positions in futures contracts on stock indices.  A corresponding long position in futures contracts on the Eurobund added to losses as that market fell.  The markets that contributed positively to performance were a long position on the Euro, and long positions in futures contracts on energies, as those markets rose steadily. The Partnership experienced a loss in February 2013 as short positions in futures contracts on interest rates and long positions in futures contracts on energies furnished losses that marginally exceeded gains from varied positions in contracts on stock indices and steady short signals in Gold and Silver. Early in the month, long positions in Yen, German interest rates, and U.S. Treasuries teamed with short positions across the Japanese stock indices to produce heavy losses. Later in the month, the Partnership suffered from the combined effects of long positions in the S&P and short positions in Japanese stock indices, as both markets moved sharply opposite these signals. The Partnership experienced a loss in March 2013. Trading in futures contracts on interest rates and Japanese stock indices accounted for the bulk of the month’s losses. U.S. and European stock indices delivered positive returns that slightly offset other losses. Trading futures contracts on the U.S. 10-Year Note generated the bulk of the losses in the portfolio for the month.   For the entire month, the Partnership maintained a short position in futures contracts on all Japanese stock indices that added to losses as the Nikkei surged upward.

Three Months Ended March 31, 2012

During the first quarter of 2012, the Partnership incurred net realized and unrealized losses of $6,338,211 from its trading activities, net of brokerage commissions of $457,405.  The Partnership accrued total expenses of $838,956, including $349,256 in management fees paid to the General Partner, and $346,874 in service and professional fees.  The Partnership earned $35,433 in interest income during the first quarter of 2012.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the first quarter of 2012 is set forth below.

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

(b) Not applicable.

(c) Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner.  The Partnership may declare additional redemption dates upon notice to the Limited Partners.  The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners.  The following table summarizes the redemptions by Limited Partners during the first calendar quarter of 2013:

Month	Amount Redeemed
January 31, 2013	$1,159,913
February 28, 2013	$3,695,348
March 31, 2013	$2,603,508

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

Dated: May 15, 2013

ALTEGRIS QIM FUTURES FUND, L.P.

By:	ALTEGRIS PORTFOLIO MANAGEMENT, INC.
(d/b/a Altegris Funds), its general partner

/s/ Jon C. Sundt
Jon C. Sundt, President (principal executive officer and principal financial officer)