Form 10-Q
period 2013-06-30
Altegris QIM Futures Fund, L.P.
filed 2013-08-15
CIK 1469317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [   ] No  [X]

PART I – FINANCIAL INFORMATION

Item 1:   Financial Statements.

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2013 (Unaudited) and DECEMBER 31, 2012 (Audited)

	2013	2012
ASSETS
Equity in commodity broker account:
Restricted cash	$1,761,683	$7,932,508
Cash	2,784,929	4,817,430
Restricted foreign currency (cost - $1,423,864 and $3,454,913)	1,453,909	4,687,677

	6,000,521	17,437,615

Cash	9,940,797	9,824,680
Investment securities at value
(cost - $99,189,399 and $114,773,911)	99,193,013	114,785,129
Interest receivable	57,782	104,514

Total assets	$115,192,113	$142,151,938

LIABILITIES
Equity in commodity broker account:
Foreign currency (proceeds - $1,301,067 and $3,013,100)	$1,328,521	$4,088,218
Unrealized loss on open commodity futures contracts	897,539	965,168

	2,226,060	5,053,386

Brokerage Commissions payable	108,880	63,679
Management fee payable	107,617	125,815
Administrative fee payable	24,634	28,617
Service fees payable	81,633	95,415
Incentive fees payable	-	17,244
Redemptions payable	6,317,405	2,487,346
Subscriptions received in advance	549,917	2,489,976
Payable to General Partner	1,067	1,067
Other liabilities	131,487	198,178

Total liabilities	9,548,700	10,560,723

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	806	889
Limited Partners	105,642,607	131,590,326

Total partners' capital (Net Asset Value)	105,643,413	131,591,215

Total liabilities and partners' capital	$115,192,113	$142,151,938

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2013 (Unaudited)

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$2,000,000	11/20/2013	Federal Farm Credit Bank, 0.20%	$2,000,462	1.90%
5,750,000	1/17/2014	Federal Farm Credit Bank, 0.15%	5,748,954	5.44%
500,000	7/3/2013	Federal Home Loan Bank Disc Note, 0.047%	500,000	0.47%
3,250,000	7/10/2013	Federal Home Loan Bank Disc Note, 0.015%	3,249,984	3.08%
1,000,000	8/2/2013	Federal Home Loan Bank Disc Note, 0.028%	999,973	0.95%
5,000,000	10/18/2013	Federal Home Loan Bank, 0.19%	5,000,740	4.73%
2,000,000	11/15/2013	Federal Home Loan Bank, 0.29%	2,001,116	1.89%
2,000,000	2/20/2014	Federal Home Loan Bank, 0.12%	1,998,884	1.89%
3,000,000	3/28/2014	Federal Home Loan Bank, 0.16%	2,998,890	2.84%
2,000,000	4/1/2014	Federal Home Loan Bank, 0.17%	1,999,386	1.89%
250,000	7/15/2013	Federal Home Loan Mort Corp Disc Note, 0.041%	249,998	0.24%
1,000,000	9/4/2013	Federal National Mort Assoc Disc Note, 0.096%	999,828	0.95%
4,100,000	8/20/2013	Federal National Mortgage Association, 1.25%	4,106,023	3.89%
5,000,000	9/23/2013	Federal National Mortgage Association, 1.00%	5,009,560	4.74%
6,900,000	12/18/2013	Federal National Mortgage Association, 0.75%	6,920,251	6.55%
Total U.S. Government Agency Bonds and Notes (cost - $43,780,747)			43,784,049	41.45%

Corporate Notes
$2,300,000	7/2/2013	Alpine Securitization Corp Disc Note, 0.15%	2,299,968	2.18%
3,000,000	7/11/2013	Banco del Estado de Chile, NY, 0.18%	3,000,000	2.84%
3,000,000	7/23/2013	Bank of Montreal, 0.133%	2,999,673	2.84%
4,000,000	7/1/2013	Bank of Nova Scotia Disc Note, 0.00%	3,999,997	3.78%
1,000,000	7/19/2013	Cancara Asset Securitisation LLC, 0.17%	999,875	0.94%
2,850,000	7/1/2013	Chevron Corp Disc Note, 0.09%	2,849,850	2.70%
2,900,000	7/23/2013	Gotham Funding Corp Disc Note, 0.17%	2,899,626	2.74%
2,850,000	7/9/2013	Norinchukin Bank, 0.16%	2,850,000	2.70%
2,900,000	7/15/2013	PACCAR Financial Corp Disc Note, 0.147%	2,899,826	2.74%
3,200,000	7/25/2013	Regency Markets No. 1 LLC, 0.17%	3,199,547	3.03%
3,200,000	7/10/2013	Sumitomo Mutsui Banking Co Disc Note, 0.17%	3,200,000	3.03%
3,250,000	7/12/2013	Sumitomo Trust & Banking Co Disc Note, 0.16%	3,250,000	3.08%
2,300,000	7/12/2013	Toyota Motor Credit Corp Disc Note, 0.066%	2,299,906	2.18%
1,700,000	7/15/2013	Toyota Motor Credit Corp Disc Note, 0.073%	1,699,921	1.61%
Total Corporate Notes (cost - $38,448,189)			38,448,189	36.39%

U.S. Treasury Obligations
$9,606,000	7/5/2013	United States Treasury Bill, 0.001%	9,605,990	9.09%
2,000,000	11/30/2013	United States Treasury Note, 2.00%	2,015,624	1.91%
3,500,000	4/15/2014	United States Treasury Note, 1.25%	3,529,670	3.34%
1,800,000	6/15/2014	United States Treasury Note, 0.75%	1,809,491	1.71%
Total United States Treasury Obligations (cost - $16,960,463)			16,960,775	16.05%

Total Investment Securities (cost - $99,189,399)			$99,193,013	93.89%

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
JUNE 30, 2013 (Unaudited)

	Range of Expiration Dates	Number of Contracts	Value	% of Partners' Capital

Long Futures Contracts:
Currencies	Sept 13	252	$(455,273)	(0.43)%
Energy	Jul 13	9	(3,692)	(0.00)%
Metals	Aug 13 - Sept 13	47	(116,699)	(0.11)%
Stock Indices	Jul 13	4	(6,150)	(0.01)%

Total Long Futures Contracts		312	(581,814)	(0.55)%

Short Futures Contracts:
Currencies	Sept 13	12	(20,072)	(0.02)%
Energy	Jul 13 - Aug 13	7	(3,627)	(0.00)%
Interest Rates	Sept 13	303	26,972	0.02%
Metals	Sept 13	5	(821)	(0.00)%
Stock Indices	Jul 13 - Sept 13	353	(244,888)	(0.23)%
Treasury Rates	Sept 13	225	(73,289)	(0.07)%

Total Short Futures Contracts		905	(315,725)	(0.30)%

Total Futures Contracts		1,217	$(897,539)	(0.85)%

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

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF INCOME (LOSS)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
TRADING GAIN (LOSS)
Gain (loss) on trading of commodity futures
Realized	$(1,533,095)	$18,964,003	$(9,440,220)	$12,707,026
Change in unrealized	(412,337)	3,400,614	67,629	3,757,821
Brokerage Commissions	(445,215)	(470,653)	(941,521)	(928,058)

Gain (loss) from trading futures	(2,390,647)	21,893,964	(10,314,112)	15,536,789

Gain (loss) on trading of securities
Realized	8,954	12,326	21,461	27,559
Change in unrealized	(7,566)	(6,678)	(7,604)	(1,584)

Gain from trading securities	1,388	5,648	13,857	25,975

Gain (loss) on trading of foreign currency
Realized	279,605	3,117	402,438	1,756
Change in unrealized	(170,346)	19	(155,055)	17

Gain from trading foreign currency	109,259	3,136	247,383	1,773

Total trading gain (loss)	(2,280,000)	21,902,748	(10,052,872)	15,564,537

NET INVESTMENT INCOME (LOSS)
Income
Interest income	33,285	35,347	71,119	70,780

Expenses
Management fee	339,637	353,247	717,897	702,503
Service fees	247,420	271,944	514,681	515,631
Professional fees	113,318	110,114	226,861	213,301
Administrative fee	77,240	79,765	163,112	159,330
Offering costs	600	828	1,684	20,716
Incentive fees	-	4,287,078	-	4,295,759
Organization and initial offering expenses	3,200	3,200	6,400	6,400
Interest expense	16,068	2,303	24,090	3,465
Other expenses	25,276	54,583	54,844	84,913

Total expenses	822,759	5,163,062	1,709,569	6,002,018

Net investment loss	(789,474)	(5,127,715)	(1,638,450)	(5,931,238)

NET INCOME (LOSS)	$(3,069,474)	$16,775,033	$(11,691,322)	$9,633,299

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (Unaudited)

		Limited Partners

				Institutional	General
	Total	Class A	Class B	Interests	Partner

Balances at December 31, 2011	$122,413,035	$50,364,450	$47,125,361	$24,922,360	$864

Transfers	-	(1,452,789)	1,452,789	-	-

Capital additions	13,522,175	7,069,950	4,159,992	2,292,233	-

Capital withdrawals	(19,158,141)	(7,475,297)	(9,917,429)	(1,765,415)	-

From operations:
Net investment loss	(5,931,238)	(2,778,814)	(2,016,344)	(1,136,061)	(19)
Net realized gain from investments	11,808,283	5,025,513	4,090,475	2,692,212	83
Net change in unrealized gain from investments	3,756,254	1,527,899	1,428,755	799,574	26
Net income for the six months ended June 30, 2012	9,633,299	3,774,598	3,502,886	2,355,725	90

Balances at June 30, 2012	$126,410,368	$52,280,912	$46,323,599	$27,804,903	$954

Balances at December 31, 2012	$131,591,215	$55,016,242	$48,367,809	$28,206,275	$889

Transfers	-	(498,600)	498,600	-	-

Capital additions	12,083,666	5,091,017	4,702,649	2,290,000	-

Capital withdrawals	(26,340,146)	(8,964,061)	(10,152,437)	(7,223,648)	-

From operations:
Net investment loss	(1,638,450)	(1,028,838)	(457,585)	(152,011)	(16)
Net realized loss from investments	(9,957,842)	(4,119,694)	(3,711,106)	(2,126,976)	(66)
Net change in unrealized loss from investments	(95,030)	(54,050)	(26,006)	(14,973)	(1)
Net loss for the six months ended June 30, 2013	(11,691,322)	(5,202,582)	(4,194,697)	(2,293,960)	(83)

Balances at June 30, 2013	$105,643,413	$45,442,016	$39,221,924	$20,978,667	$806

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

The General Partner is controlled by an entity whose ultimate parent is Genworth Financial, Inc. the financial statements of which are a matter of public record. Genworth Financial, Inc. has not committed itself to increase or maintain the General Partner’s capital or provide any direct or indirect financial support to the General Partner, and the General Partner is not reliant on Genworth Financial Inc., or any of its direct or indirect subsidiaries, to provide it with operating capital.

B.	Method of Reporting

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of June 30, 2013 and December 31, 2012, and reported amounts of income and expenses for the three and six months ended June 30, 2013 and 2012, respectively.  Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that the differences could be material.

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

The fair value of U.S. government agency bonds and notes is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs which include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government agency bonds and notes are generally categorized in Level I or Level 2 of the fair value hierarchy. As of June 30, 2013 and December 31, 2012 no U.S. government agency bonds and notes were fair valued using valuation models.

The fair value of U.S. treasury obligations is generally based on quoted prices in active markets. U.S. treasury obligations are generally categorized in Level 1 of the fair value hierarchy.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, notes, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are generally categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of June 30, 2013 and December 31, 2012 no corporate notes were fair valued using valuation models.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Fair Value (continued)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. There were no changes in the Partnership’s valuation methodology during the six month period ended June 30, 2013 and the year ended December 31, 2012.

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of June 30, 2013 and December 31, 2012:

				Balance as of
June 30, 2013	Level 1	Level 2	Level 3	June 30, 2013

Assets

Futures contracts (1)	$90,002	$-	$-	$90,002
U.S. Government agency bonds and notes	43,784,049	-	-	43,784,049
Corporate notes	-	38,448,189	-	38,448,189
U.S. Treasury obligations	16,960,775	-	-	16,960,775

Total Assets	$60,834,826	$38,448,189	$-	$99,283,015

Liabilities

Futures contracts (1)	$(987,541)	$-	$-	$(987,541)

				Balance as of
December 31, 2012	Level 1	Level 2	Level 3	December 31, 2012

Assets

Futures contracts (1)	$1,740,253	$-	$-	$1,740,253
U.S. Government agency bonds and notes	50,456,545	-	-	50,456,545
Corporate notes	-	45,556,810	-	45,556,810
U.S. Treasury obligations	18,771,774	-	-	18,771,774

Total Assets	$70,968,572	$45,556,810	$-	$116,525,382

Liabilities

Futures contracts (1)	$(2,705,421)	$-	$-	$(2,705,421)

(1)	See Note 7. "Financial Derivative Instruments" for the fair value in each type of contracts within this category.

For the six month period ended June 30, 2013 and the year ended December 31, 2012, there were no transfers between Level 1 and Level 2 assets and liabilities. For the six month period ended June 30, 2013 and the year ended December 31, 2012, there were no Level 3 securities.

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

The Partnership may engage in futures contracts as part of its investment strategy. Upon entering into a futures contract, the Partnership is required to deposit with the broker an amount of cash or cash equivalents equal to a certain percentage of the contract amount. This is known as the “initial margin.” Subsequent payments (“variation margin”) are made or received by the Partnership each day, depending on the daily fluctuations in the value of the contract, and are included in unrealized gain (loss) on futures contracts. The Partnership recognizes a realized gain or loss when the contract is closed.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.	Futures Contracts (continued)

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at June 30, 2013 and December 31, 2012 are reflected within the Condensed Schedules of Investments.

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

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

H.	Income Taxes (continued)

capital. Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2013 and December 31, 2012.  However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively.  No interest expense or penalties have been recognized as of and for the six month period ended June 30, 2013 and for the year ended December 31, 2012.

The Partnership is subject to income tax examinations by major taxing authorities for all tax years since 2009.

I.	Reclassifications

Certain amounts in the December 31, 2012 and June 30, 2012 financial statements were reclassified to conform to the 2013 presentation.

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

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner.  The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. No distributions were made for the six months ended June 30, 2013 and 2012.

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

Total management fees earned by the General Partner for the three and six months ended June 30, 2013 and 2012 are shown on the Statements of Income (Loss) as Management Fee.

B.	Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the three and six months ended June 30, 2013, administrative fees for Class A Interests were $41,175 and $86,305, respectively, and administrative fees for Class B Interests were $36,065 and $76,807, respectively.  For the three and six months ended June 30, 2012, administrative fees for Class A Interests were $42,383 and $83,253, respectively, and administrative fees for Class B Interests were $37,382 and $76,077, respectively.

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

At June 30, 2013 and December 31, 2012, respectively, the Partnership had commissions and brokerage fees payable to Altegris Futures of $130,783 and $101,419 and service fees payable to Altegris Investments of $20,113 and $25,089, respectively. The following tables show the fees paid to Altegris Investments and Altegris Futures for the three and six months ended June 30, 2013 and 2012, respectively:

	Three months ended	Six months ended	Three months ended	Six months ended
	June 30, 2013	June 30, 2013	June 30, 2012	June 30, 2012
Altegris Futures - Brokerage Commission fees	$369,188	$775,811	$321,040	$662,034
Altegris Investments- Service fees	62,357	131,370	72,427	141,116
Total	$431,545	$907,181	$393,467	$803,150

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

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - SERVICE FEES

Class A Interests pay selling agents an ongoing monthly payment of 0.166% of the month-end net asset value (2% annually) of the value of Interests sold by them which are outstanding at month-end as compensation for their continuing services to such Class A Limited Partners. Institutional Interests may pay selling agents, if the selling agent so elects, an ongoing monthly payment of 0.0417% (0.50% annually) of the value of Institutional Interests sold by them which are outstanding at month-end as compensation for their continuing services to such Limited Partners holding Institutional Interests. For the three and six months ended June 30, 2013, service fees for Class A Interests were $246,995 and $514,133, respectively, and service fees for Institutional Interests were $425 and $548, respectively.  For the three and six months ended June 30, 2012, service fees for Class A Interests were $271,598 and $514,648, respectively, and service fees for Institutional Interests were $346 and $983, respectively.

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

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the fair value of derivative contracts as of June 30, 2013 and December 31, 2012.  The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position.  Fair value is presented on a gross basis in the table below even though the derivative contracts qualify for net presentation in the Statements of Financial Condition.

June 30, 2013

	Asset	Liability
	Derivatives	Derivatives	Net
	Fair Value	Fair Value	Fair Value

Futures Contacts	$90,002	$(987,541)	$(897,539)

December 31, 2012

	Asset	Liability
	Derivatives	Derivatives	Net
	Fair Value	Fair Value	Fair Value

Futures Contacts	$1,740,253	$(2,705,421)	$(965,168)

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three and six months ended June 30, 2013 and 2012.

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss).

Three Months Ended June 30, 2013

		Change in	Number of
	Realized	Unrealized	Contracts Closed

Futures Contracts	$(1,533,095)	$(412,337)	28,814

Six Months Ended June 30, 2013

		Change in	Number of
	Realized	Unrealized	Contracts Closed

Futures Contracts	$(9,440,220)	$67,629	68,568

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Three Months Ended June 30, 2012

		Change in	Number of
	Realized	Unrealized	Contracts Closed

Futures Contracts	$18,964,003	$3,400,614	39,966

Six Months Ended June 30, 2012

		Change in	Number of
	Realized	Unrealized	Contracts Closed

Futures Contracts	$12,707,026	$3,757,821	74,705

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

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following table summarizes the disclosure requirements of ASU 2011-11:

Offsetting the Financial Assets and Derivative Assets

As of June 30, 2013				Gross Amounts Not Offset in the Statement of Financial Condition

Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Commodity futures contracts	$90,002	$(90,002)	$-	$-	$-	$-

Offsetting the Financial Liabilities and Derivative Liabilities

As of June 30, 2013				Gross Amounts Not Offset in the Statement of Financial Condition

Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Commodity futures contracts	$(987,541)	$90,002	$(897,539)	$-	$-	$(897,539)

Offsetting the Financial Assets and Derivative Assets

As of December 31, 2012				Gross Amounts Not Offset in the Statement of Financial Condition

Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Commodity futures contracts	$1,740,253	$(1,740,253)	$-	$-	$-	$-

Offsetting the Financial Liabilities and Derivative Liabilities

As of December 31, 2012				Gross Amounts Not Offset in the Statement of Financial Condition

Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Commodity futures contracts	$(2,705,421)	$1,740,253	$(965,168)	$-	$-	$(965,168)

(1)	Does not include maintenance margin deposits held at the Clearing Broker of $3,208,013 for 2013 & $12,620,185 for 2012, respectively.

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

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three and six months ended June 30, 2013 and 2012. This information has been derived from information presented in the financial statements.

	Three Months ended June 30, 2013
	Class A	Class B	Institutional Interest

Total return for Limited Partners (3)
Total return prior to incentive fees	(2.86%)	(2.38%)	(2.18%)
Incentive fees	0.00%	0.00%	0.00%

Total return after incentive fees	(2.86%)	(2.38%)	(2.18%)

Ratio to average net asset value
Expenses prior to incentive fees (2)	4.22%	2.19%	1.35%
Incentive fees (3)	0.00%	0.00%	0.00%

Total expenses	4.22%	2.19%	1.35%

Net investment loss (1) (2)	(4.11%)	(2.07%)	(1.24%)

	Six Months ended June 30, 2013
	Class A	Class B	Institutional Interest

Total return for Limited Partners (3)
Total return prior to incentive fees	(9.39%)	(8.48%)	(8.09%)
Incentive fees	0.00%	0.00%	0.00%

Total return after incentive fees	(9.39%)	(8.48%)	(8.09%)

Ratio to average net asset value
Expenses prior to incentive fees (2)	4.18%	2.16%	1.31%
Incentive fees (3)	0.00%	0.00%	0.00%

Total expenses	4.18%	2.16%	1.31%

Net investment loss (1) (2)	(4.06%)	(2.04%)	(1.19%)

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 - FINANCIAL HIGHLIGHTS (CONTINUED)

	Three Months ended June 30, 2012

	Class A	Class B	Institutional Interest

Total return for Limited Partners (3)
Total return prior to incentive fees	17.78%	18.37%	18.61%
Incentive fees	(3.66%)	(3.75%)	(3.89%)

Total return after incentive fees	14.12%	14.62%	14.72%

Ratio to average net asset value
Expenses prior to incentive fees (2)	4.30%	2.16%	1.32%
Incentive fees (3)	3.46%	3.46%	3.61%

Total expenses	7.76%	5.62%	4.93%

Net investment loss (1) (2)	(4.18%)	(2.04%)	(1.20%)

	Six Months ended June 30, 2012

	Class A	Class B	Institutional Interest

Total return for Limited Partners (3)
Total return prior to incentive fees	10.69%	11.80%	12.26%
Incentive fees	(3.45%)	(3.55%)	(3.68%)

Total return after incentive fees	7.24%	8.25%	8.58%

Ratio to average net asset value
Expenses prior to incentive fees (2)	4.22%	2.16%	1.31%
Incentive fees (3)	3.54%	3.45%	3.75%

Total expenses	7.76%	5.61%	5.06%

Net investment loss (1) (2)	(4.10%)	(2.04%)	(1.19%)

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

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 11 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were available to be issued.

From July 1, 2013 through August 14, 2013, the Partnership had subscriptions of $632,917. Management has determined there are no additional matters requiring disclosure.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS

PART I – FINANCIAL INFORMATION (continued)

Item 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed.  Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so.  Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading.  A portion of the Partnership’s assets not used for margin and held with the Custodian, are invested in liquid, high quality securities.  Through June 30, 2013 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

The Partnership participates in the speculative trading of commodity futures contracts and may trade options on futures contracts and forward contracts, substantially all of which are subject to margin requirements.  The minimum amount of margin required for each contract is set from time to time in response to various market factors by the respective exchanges.  Further, the Partnership’s Futures Commission Merchant and brokers may require margin in excess of minimum exchange requirements.

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

Three Months Ended June 30, 2013

During the second quarter of 2013, the Partnership incurred net realized and unrealized losses of $2,280,000 from its trading activities, net of brokerage commissions of $445,215.  The Partnership incurred total expenses of $822,759, including $339,637 in management fees paid to the General Partner, $360,738 in service and professional fees, and incurred no incentive fees.  The Partnership earned $33,285 in interest income during the second quarter of 2013.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the second quarter of 2013 is set forth below.

Second Quarter 2013.  The Partnership experienced a loss in April 2013 as futures positions in equity indices, energies, and gold suffered disappointing reversals and dragged into negative territory. When the Bank of Japan announced a desire to double the monetary base within two years, a steady, month-long rally moved against short positions. A short S&P signal proved profitable through the middle of the month, until a sustained rally delivered heavy losses. Additional losses were averted by moving to long positions. Also in April, gold plunged on its biggest single day selloff, in percentage terms, since 1983. Further losses were delivered by long positions in energies as those markets receded. The Partnership experienced a loss in May 2013 as strong returns in non-Japanese stock indices, non-Yen currencies, and energies were flattened by negative results in futures contracts on Japanese stock indices, Yen, U.S. Treasuries, and gold. The Partnership had temporary relief and saw gains towards the end of May, but losses increased on long positions in futures contracts on stock indices against a lockstep global retreat. Further losses were added by short positions in futures contracts on U.S. Treasuries and long signals in gold. The Partnership experienced a loss in June 2013 when losing positions in futures contracts on currencies, energies, non-U.S. stock indices, and gold eclipsed winning positions in interest rates and U.S. stock indices. The Partnership suffered losses from short positions in Japanese and European stock indices, and unprofitable short positions in most currencies.  After these losses, the Partnership realized temporary gains from short Japanese equities and a short position on futures contracts on the S&P as U.S. equities dropped. However, the end of the quarter delivered frustrating setbacks as short Japanese and U.S. equities, long gold, and short currencies dragged performance into negative territory.

Three Months Ended June 30, 2012

During the second quarter of 2012, the Partnership incurred net realized and unrealized gains of $21,902,748 from its trading activities, net of brokerage commissions of $470,653. The Partnership incurred total expenses of $5,163,062, including $353,247 in management fees paid to the General Partner, $4,287,078 in incentive fees, and $382,058 in service and professional fees. The Partnership earned $35,347 in interest income during the second quarter of 2012. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the second quarter of 2012 is set forth below.

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

Six Months Ended June 30, 2013

During the six months ended June 30, 2013, the Partnership incurred net realized and unrealized losses of $10,052,872 from its trading activities, net of brokerage commissions of $941,521. The Partnership incurred total expenses of $1,709,569, including $717,897 in management fees paid to the General Partner, $741,542 in service and professional fees, and incurred no incentive fees. The Partnership earned $71,119 in interest income during the six months ended June 30, 2013. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the six months ended June 30, 2013 is set forth below.

Second Quarter 2013.  The Partnership experienced a loss in April 2013 as futures positions in equity indices, energies, and gold suffered disappointing reversals and dragged into negative territory. When the Bank of Japan announced a desire to double the monetary base within two years, a steady, month-long rally moved against short positions. A short S&P signal proved profitable through the middle of the month, until a sustained rally delivered heavy losses. Additional losses were averted by moving to long positions. Also in April, gold plunged on its biggest single day selloff, in percentage terms, since 1983. Further losses were delivered by long positions in energies as those markets receded. The Partnership experienced a loss in May 2013 as strong returns in non-Japanese stock indices, non-Yen currencies, and energies were flattened by negative results in futures contracts on Japanese stock indices, Yen, U.S. Treasuries, and gold. The Partnership had temporary relief and saw gains towards the end of May, but losses increased on long positions in futures contracts on stock indices against a lockstep global retreat. Further losses were added by short positions in futures contracts on U.S. Treasuries and long signals in gold. The Partnership experienced a loss in June 2013 when losing positions in futures contracts on currencies, energies, non-U.S. stock indices, and gold eclipsed winning positions in interest rates and U.S. stock indices. The Partnership suffered losses from short positions in Japanese and European stock indices, and unprofitable short positions in most currencies.  After these losses, the Partnership realized temporary gains from short Japanese equities and a short position on futures contracts on the S&P as U.S. equities dropped. However, the end of the quarter delivered frustrating setbacks as short Japanese and U.S. equities, long gold, and short currencies dragged performance into negative territory.

First Quarter 2013.  The Partnership experienced a loss in January 2013 as an equity rally that began in December continued into January causing losses in the Partnership’s short positions in futures contracts on stock indices.  A corresponding long position in futures contracts on the Eurobund added to losses as that market fell.  The markets that contributed positively to performance were a long position on the Euro, and long positions in futures contracts on energies as those markets rose steadily. The Partnership experienced a loss in February 2013 as short positions in futures contracts on interest rates and long positions on futures contracts on energies furnished losses that marginally exceeded gains from varied positions in contracts on stock indices and steady short signals in gold and silver. Early in the month, long positions in Yen, German interest rates, and U.S. Treasuries teamed with short positions across the Japanese stock indices to produce heavy losses. Later in the month, the Partnership suffered from the combined effects of long positions in the S&P and short positions in Japanese stock indices, as both markets moved sharply opposite these signals. The Partnership experienced a loss in March 2013. Trading in futures contracts on interest rates and Japanese stock indices accounted for the bulk of the month’s losses. U.S. and European stock indices delivered positive returns that slightly offset other losses. Trading futures contracts on the U.S. 10-Year Note generated the bulk of the losses in the portfolio for the month.   For the entire month, the Partnership maintained a short position in futures contracts on all Japanese stock indices that added to losses as the Nikkei surged upward.

Six Months Ended June 30, 2012

During the six months ended June 30, 2012, the Partnership incurred net realized and unrealized gains of $15,564,537 from its trading activities, net of brokerage commissions of $928,058. The Partnership incurred total expenses of $6,002,018, including $702,503 in management fees paid to the General Partner, $4,295,759 in incentive fees, and $728,932 in service and professional fees. The Partnership earned $70,780 in interest income during the six months ended June 30, 2012. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the six months ended June 30, 2012 is set forth below.

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

(b) Not applicable.

(c) Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner.  The Partnership may declare additional redemption dates upon notice to the Limited Partners.  The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners.  The following table summarizes the redemptions by Limited Partners during the second calendar quarter of 2013:

Month	Amount Redeemed
April 30, 2013	$5,229,373
May 31, 2013	$7,358,792
June 30, 2013	$6,293,212

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

Dated: August 14, 2013

ALTEGRIS QIM FUTURES FUND, L.P.

By:	ALTEGRIS PORTFOLIO MANAGEMENT, INC.
(d/b/a Altegris Funds), its general partner

/s/ Jon C. Sundt
Jon C. Sundt, President (principal executive officer and principal financial officer)