Form 10-Q/A
period 2013-08-22
Altegris QIM Futures Fund, L.P.
filed 2013-08-26
CIK 1469317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
______________

FORM 10-Q/A
(Amendment No. 1)
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission file number:  000-53815

______________

ALTEGRIS  QIM FUTURES FUND, L.P.
(Exact name of registrant as specified in its charter)
______________

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

Explanatory Note:

The sole purpose of this filing is to amend the Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Principal Financial Officer accompanying the Form 10-Q for the fiscal quarter ended March 31, 2013 filed with the Securities and Exchange Commission on May 15, 2013 (the "10-Q") which Certification inadvertently omitted a reference to Registrant's certifying officers' responsibility for establishing and maintaining internal control over financial reporting.  No other changes have been made to the 10-Q, and information reported as of a particular date has not been updated.

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

Exhibit Number	Description of Document
3.01	Amendment to the Certificate of Formation of APM – QIM Futures Fund, L.P., changing the registrant’s name to Altegris QIM Futures Fund, L.P.
3.02	First Amended and Restated Agreement of Limited Partnership of Altegris QIM Futures Fund, L.P.

The following exhibits are included herewith.

Exhibit Number	Description of Document
31.02	Rule 13a-14(a)/15d-14(a) Certification
32.02	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 23, 2013

ALTEGRIS QIM FUTURES FUND, L.P.

By:	ALTEGRIS PORTFOLIO MANAGEMENT, INC.
(d/b/a Altegris Funds), its general partner

/s/ Jon C. Sundt
Jon C. Sundt, President (principal executive officer and principal financial officer)