Form 10-K/A
period 2012-12-31
Altegris QIM Futures Fund, L.P.
filed 2013-08-30
CIK 1469317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
Yes ☒No ☐
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

Not Applicable.

DOCUMENTS INCORPORATED BY REFERENCE

None.

2

Explanatory Note:

The sole purpose of this filing is to include the report of Spicer Jefferies LLP of its audit for Fiscal Year 2010 and the 13a-14(a)/15d-14(a) Certification of Principal Executive and Principal Financial Officer inadvertently omitted from Registrant's Annual Report for the fiscal year ended December 31, 2012 on Form 10-K filed with the Securities and Exchange Commission on April 1, 2013.   No other changes have been made to the Form 10-K, and information reported as of a particular date has not been updated.

PART IV

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements required by this item are included herewith following the Signatures hereto and are incorporated by reference into this Item 8.

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

Exhibits

The following documents (unless otherwise indicated) are filed herewith and made part of this report.

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

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 29, 2013	ALTEGRIS QIM FUTURES FUND, L.P.

	By:	ALTEGRIS PORTFOLIO MANAGEMENT, INC. (d/b/a Altegris Funds) General Partner of Altegris QIM Futures Fund, L.P.

	By:	/s/ Jon C. Sundt
Name: Jon C. Sundt
Title: Principal Executive and Principal Financial Officer

4

ALTEGRIS QIM FUTURES FUND, L.P.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

ALTEGRIS QIM FUTURES FUND, L.P.

TABLE OF CONTENTS

PAGES
Affirmation of the Commodity Pool Operator	1
Report s of Independent Registered Public Accounting Firms	2-2A
Financial Statements
Statements of Financial Condition	3
Condensed Schedules of Investments	4 - 7
Statements of Operations	8
Statements of Changes in Partners’ Capital (Net Asset Value)	9
Notes to Financial Statements	10 - 23

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
Altegris Portfolio Management, Inc.
Commodity Pool Operator for
Altegris QIM Futures Fund, L.P.
By: Robert J. Amedeo, Executive Vice President

Ernst & Young LLP
One Commerce Square
Suite 700
2005 Market Street
Philadelphia, PA 19103
Tel: +1 215 448 5000
Fax: +1 215 448 4069
www.ey.com

Report of Independent Registered Public Accounting Firm

We have audited the accompanying statements of financial condition of Altegris QIM Futures Fund, L.P. (the "Partnership"), including the condensed schedules of investments, as of December 31, 2012 and 2011, and the related statements of operations, statements of changes in partners' capital and financial highlights for each of the two years in the periods then ended. These financial statements and financial highlights are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits. The financial statements and financial highlights of Altegris QIM Futures Fund, L.P. for the year ended December 31, 2010, were audited by other auditors whose report dated March 25, 2011, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2012, by correspondence with the custodian and brokers. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position, including the condensed schedule of investments, of Altegris QIM Futures Fund, L.P. at December 31, 2012 and 2011, and the results of its operations, the changes in its partners' capital and the financial highlights for each of the two years in the periods then ended, in conformity with U.S. generally accepted accounting principles. The financial statements and financial highlights of Altegris QIM Futures Fund, L.P. for the year ended December 31, 2010, were audited by other auditors whose report dated March 25, 2011, expressed an unqualified opinion on those statements.

Ernst & Young LLP

March 22, 2013

A member firm of Ernst & Young Global Limited

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Altegris QIM Futures Fund, L.P.

We have audited the accompanying statements of operations and changes in partners' capital for the year ended December 31, 2010 of Altegris QIM Futures Fund, L.P. ("the Partnership"). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluation the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and changes in partners' capital of Altegris QIM Futures Fund, L.P. for the year ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Spicer Jeffries LLP
Greenwood Village, Colorado
March 25, 2011

-2A-

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