Form 10-Q
period 2013-09-30
Altegris QIM Futures Fund, L.P.
filed 2013-11-14
CIK 1469317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
1200 Prospect Street, Suite 400
La Jolla, California 92037
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

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements.

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2013 (Unaudited) and DECEMBER 31, 2012 (Audited)
_______________

	2013	2012
ASSETS
Equity in commodity broker account:
Restricted cash	$3,015,526	$7,932,508
Cash	2,181,374	4,817,430
Restricted foreign currency (cost - $2,725,510 and $3,454,913)	2,779,823	4,687,677

	7,976,723	17,437,615

Cash	3,799,910	9,824,680
Investment securities at value
(cost - $87,026,559 and $114,773,911)	87,038,774	114,785,129
Interest receivable	63,971	104,514

Total assets	$98,879,378	$142,151,938

LIABILITIES
Equity in commodity broker account:
Foreign currency (proceeds - $1,713,225 and $3,013,100)	$1,748,257	$4,088,218
Unrealized loss on open commodity futures contracts	1,436,093	965,168

	3,184,350	5,053,386

Brokerage Commissions payable	96,133	63,679
Management fee payable	92,306	125,815
Administrative fee payable	21,291	28,617
Service fees payable	70,953	95,415
Incentive fees payable	-	17,244
Redemptions payable	3,337,711	2,487,346
Subscriptions received in advance	116,400	2,489,976
Payable to General Partner	1,067	1,067
Other liabilities	121,327	198,178

Total liabilities	7,041,538	10,560,723

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	800	889
Limited Partners	91,837,040	131,590,326

Total partners' capital (Net Asset Value)	91,837,840	131,591,215

Total liabilities and partners' capital	$98,879,378	$142,151,938

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2013 (Unaudited)
_______________

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$5,850,000	10/1/2013	Federal Farm Credit Bank Disc Note, 0.00%	$5,850,000	6.37%
2,000,000	11/20/2013	Federal Farm Credit Bank, 0.20%	2,000,326	2.17%
5,750,000	1/17/2014	Federal Farm Credit Bank, 0.15%	5,751,185	6.26%
5,000,000	10/18/2013	Federal Home Loan Bank, 0.19%	5,000,260	5.44%
2,000,000	11/15/2013	Federal Home Loan Bank, 0.29%	2,000,514	2.18%
2,000,000	2/20/2014	Federal Home Loan Bank, 0.12%	2,000,308	2.18%
3,000,000	3/28/2014	Federal Home Loan Bank, 0.16%	3,001,050	3.27%
2,000,000	4/1/2014	Federal Home Loan Bank, 0.17%	2,000,798	2.18%
2,000,000	7/24/2014	Federal Home Loan Bank, 0.19%	2,000,690	2.18%
2,000,000	8/27/2014	Federal Home Loan Mortgage Corp, 1.00%	2,016,128	2.20%
3,000,000	10/9/2013	Federal National Mort Assoc Disc Note, 0.016%	2,999,988	3.27%
6,900,000	12/18/2013	Federal National Mortgage Association, 0.75%	6,910,329	7.52%
Total U.S. Government Agency Bonds and Notes (cost - $41,521,889)			41,531,576	45.22%

Corporate Notes
$1,100,000	10/25/2013	Albion Capital LLC, 0.15%	1,099,853	1.20%
2,600,000	10/4/2013	American Honda Finance Corp Disc Note, 0.05%	2,599,986	2.83%
4,000,000	10/2/2013	Automatic Data Processing Inc, 0.05%	3,999,989	4.35%
2,700,000	10/3/2013	Banco del Estado de Chile, NY, 0.15%	2,699,995	2.94%
2,700,000	10/10/2013	Bank of Montreal, 0.10%	2,700,000	2.94%
1,780,000	10/22/2013	Danaher Corp Disc Note, 0.14%	1,779,884	1.94%
2,250,000	10/2/2013	Exxon Mobil Corp Disc Note, 0.07%	2,249,931	2.45%
2,800,000	10/4/2013	NetJets Corp Disc Note, 0.07%	2,799,860	3.05%
2,700,000	10/4/2013	Norinchukin Bank, 0.15%	2,700,000	2.94%
2,800,000	10/15/2013	Regency Markets No. 1 LLC, 0.14%	2,799,662	3.05%
2,700,000	10/10/2013	Sumitomo Mutsui Banking Co Disc Note, 0.16%	2,699,984	2.94%
2,700,000	10/10/2013	Sumitomo Trust & Banking Co Disc Note, 0.16%	2,700,000	2.94%
2,700,000	10/3/2013	Toyota Motor Credit Corp Disc Note, 0.03%	2,699,895	2.94%
3,300,000	10/4/2013	Victory Receivables Corp Disc Note, 0.13%	3,299,808	3.59%
3,150,000	10/7/2013	Wal-Mart Stores Inc, 0.02%	3,149,933	3.43%
Total Corporate Notes (cost - $39,978,801)			39,978,780	43.53%

U.S. Treasury Obligations
$2,000,000	11/30/2013	United States Treasury Note, 2.00%	2,006,406	2.18%
3,500,000	4/15/2014	United States Treasury Note, 1.25%	3,522,012	3.84%
Total United States Treasury Obligations (cost - $5,525,869)			5,528,418	6.02%

Total Investment Securities (cost - $87,026,559)			$87,038,774	94.77%

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
SEPTEMBER 30, 2013 (Unaudited)
_______________

	Range of Expiration Dates	Number of Contracts	Value	% of Partners' Capital

Long Futures Contracts:
Currencies	Dec 13	158	$22,426	0.03%
Energy	Oct 13	14	(26,153)	(0.03)%
Interest Rates	Dec 13	2	(507)	(0.00)%
Stock Indices	Oct 13 - Dec 13	1,001	(779,034)	(0.85)%

Total Long Futures Contracts		1,175	(783,268)	(0.85)%

Short Futures Contracts:
Currencies	Dec 13	4	1,118	0.00%
Energy	Oct 13 - Nov 13	22	8,635	0.01%
Interest Rates	Dec 13	703	(646,739)	(0.70)%
Metals	Dec 13	2	(989)	(0.00)%
Stock Indices	Oct 13	17	(14,850)	(0.02)%

Total Short Futures Contracts		748	(652,825)	(0.71)%

Total Futures Contracts		1,923	$(1,436,093)	(1.56)%

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

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF INCOME (LOSS)
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (Unaudited)
_______________

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
TRADING GAIN (LOSS)
Gain (loss) on trading of commodity futures
Realized	$1,285,966	$4,138,528	$(8,154,254)	$16,845,554
Change in unrealized	(538,554)	(5,590,219)	(470,925)	(1,832,398)
Brokerage Commissions	(380,768)	(487,139)	(1,322,289)	(1,415,197)

Gain (loss) from trading futures	366,644	(1,938,830)	(9,947,468)	13,597,959

Gain (loss) on trading of securities
Realized	6,248	12,162	27,709	39,721
Change in unrealized	8,601	5,731	997	4,147

Gain from trading securities	14,849	17,893	28,706	43,868

Gain (loss) on trading of foreign currency
Realized	(3,164)	15,241	399,274	16,997
Change in unrealized	16,690	(22,654)	(138,365)	(22,637)

Gain (loss) from trading foreign currency	13,526	(7,413)	260,909	(5,640)

Total trading gain (loss)	395,019	(1,928,350)	(9,657,853)	13,636,187

NET INVESTMENT INCOME (LOSS)
Income
Interest income	27,741	36,454	98,860	107,234

Expenses
Management fee	292,415	369,203	1,010,312	1,071,706
Service fees	220,175	260,815	734,856	776,446
Professional fees	100,215	111,141	327,076	324,442
Administrative fee	67,341	82,919	230,453	242,249
Offering costs	-	-	1,684	20,716
Incentive fees	-	7,091	-	4,302,850
Organization and initial offering expenses	3,200	3,200	9,600	9,600
Interest expense	6,575	4,208	30,665	7,673
Other expenses	57,500	18,094	112,344	103,007

Total expenses	747,421	856,671	2,456,990	6,858,689

Net investment loss	(719,680)	(820,217)	(2,358,130)	(6,751,455)

NET INCOME (LOSS)	$(324,661)	$(2,748,567)	$(12,015,983)	$6,884,732

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (Unaudited)
_______________

		Limited Partners

				Institutional	General
	Total	Class A	Class B	Interests	Partner

Balances at December 31, 2011	$122,413,035	$50,364,450	$47,125,361	$24,922,360	$864

Transfers	-	(1,576,592)	1,556,577	20,015	-

Capital additions	24,097,015	10,189,015	8,640,767	5,267,233	-

Capital withdrawals	(21,312,148)	(9,075,338)	(10,471,395)	(1,765,415)	-

From operations:
Net investment loss	(6,751,455)	(3,289,424)	(2,244,932)	(1,217,071)	(28)
Net realized gain from investments	15,487,075	6,502,158	5,459,322	3,525,486	109
Net change in unrealized loss from investments	(1,850,888)	(744,949)	(652,920)	(453,004)	(15)
Net income	6,884,732	2,467,785	2,561,470	1,855,411	66

Balances at September 30, 2012	$132,082,634	$52,369,320	$49,412,780	$30,299,604	$930

Balances at December 31, 2012	$131,591,215	$55,016,242	$48,367,809	$28,206,275	$889

Transfers	-	(572,022)	572,022	-	-

Capital additions	13,685,708	5,499,959	5,895,443	2,290,306	-

Capital withdrawals	(41,423,100)	(14,182,727)	(17,773,221)	(9,467,152)	-

From operations:
Net investment loss	(2,358,130)	(1,484,036)	(657,133)	(216,937)	(24)
Net realized loss from investments	(9,049,560)	(3,721,863)	(3,374,106)	(1,953,532)	(59)
Net change in unrealized loss from investments	(608,293)	(289,981)	(201,553)	(116,753)	(6)
Net loss	(12,015,983)	(5,495,880)	(4,232,792)	(2,287,222)	(89)

Balances at September 30, 2013	$91,837,840	$40,265,572	$32,829,261	$18,742,207	$800

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

The General Partner is controlled by AqGen Liberty Holdings LLC ("AqGen"), an entity owned and controlled by (i) private equity funds managed by Aquiline Capital Partners LLC and its affiliates ("Aquiline"), and by Genstar Capital Management, LLC and its affiliates ("Genstar"), and (ii) certain senior management of the Partnership's general partner and its affiliates.  Aquiline is a private equity firm located in New York, New York, and Genstar is a private equity firm located in San Francisco, California.  Neither AqGen nor any of its beneficial owners has committed itself to increase or maintain the General Partner's capital or provide any direct or indirect financial support to the General Partner, and the General Partner is not reliant on AqGen, its direct or indirect subsidiaries or its beneficial owners to provide it with operating capital.

B.	Method of Reporting

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of September 30, 2013 and December 31, 2012, and reported amounts of income and expenses for the three and nine months ended September 30, 2013 and 2012, respectively.  Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that the differences could be material.

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

Level 1 – Unadjusted quoted prices in active markets for identical, unrestricted assets or liabilities that the Partnership has the ability to access at the measurement date;

Level 2 – Quoted prices which are not active, or inputs that are observable (either directly or indirectly) for substantially the full term of the asset or liability; and

Level 3 – Prices, inputs or exotic modeling techniques which are both significant to the fair value measurement and unobservable (supported by little or no market activity).

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

The fair value of U.S. government agency bonds and notes is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs which include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government agency bonds and notes are categorized in Level I or Level 2 of the fair value hierarchy. As of September 30, 2013 and December 31, 2012 none of the Partnership’s holdings in U.S. government agency bonds and notes were fair valued using valuation models.

The fair value of U.S. treasury obligations is generally based on quoted prices in active markets. U.S. treasury obligations are categorized in Level 1 of the fair value hierarchy.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, notes, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of September 30, 2013 and December 31, 2012 none of the Partnership’s holdings in corporate notes were fair valued using valuation models.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.  Fair Value (continued)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. There were no changes in the Partnership’s valuation methodology during the nine month period ended September 30, 2013 and the year ended December 31, 2012.

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of September 30, 2013 and December 31, 2012:

September 30, 2013	Level 1	Level 2	Level 3	Balance as of September 30, 2013

Assets

Futures contracts (1)	$49,283	$-	$-	$49,283
U.S. Government agency bonds and notes	41,531,576	-	-	41,531,576
Corporate notes	-	39,978,780	-	39,978,780
U.S. Treasury obligations	5,528,418	-	-	5,528,418

Total Assets	$47,109,277	$39,978,780	$-	$87,088,057

Liabilities

Futures contracts (1)	$(1,485,376)	$-	$-	$(1,485,376)

December 31, 2012	Level 1	Level 2	Level 3	Balance as of December 31, 2012

Assets

Futures contracts (1)	$1,740,253	$-	$-	$1,740,253
U.S. Government agency bonds and notes	50,456,545	-	-	50,456,545
Corporate notes	-	45,556,810	-	45,556,810
U.S. Treasury obligations	18,771,774	-	-	18,771,774

Total Assets	$70,968,572	$45,556,810	$-	$116,525,382

Liabilities

Futures contracts (1)	$(2,705,421)	$-	$-	$(2,705,421)

(1)	See Note 7. "Financial Derivative Instruments" for the fair value in each type of contracts within this category.

For the nine month period ended September 30, 2013 and the year ended December 31, 2012, there were no transfers between Level 1 and Level 2 assets and liabilities. As of September 30, 2013 and for the nine month period then ended and as of December 31, 2012 and the year then ended there were no Level 3 securities.

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

JPMorgan Chase Bank, N.A. (the “Custodian”) is the Partnership’s custodian. The Partnership has cash deposited with the Custodian.  For cash not held with J.P. Morgan Securities, LLC, the Partnership’s commodity broker (the “Clearing Broker”), the Partnership receives cash management services from an affiliate of the Custodian, J.P. Morgan Investment Management Inc. (“JPMIM”).

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

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.  Futures Contracts (continued)

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at September 30, 2013 and December 31, 2012 are reflected within the Condensed Schedules of Investments.

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

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority.  De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

H.  Income Taxes (continued)

capital. Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2013 and December 31, 2012.  However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively.  No interest expense or penalties have been recognized for the nine month period ended September 30, 2013 and for the year ended December 31, 2012.

The Partnership is subject to income tax examinations by major taxing authorities for all tax years since 2010.

I.  Reclassifications

Certain amounts in the December 31, 2012 and September 30, 2012 financial statements were reclassified to conform to the 2013 presentation.

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

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner.  The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. No distributions were made for the nine months ended September 30, 2013 and 2012.

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

Total management fees earned by the General Partner for the three and nine months ended September 30, 2013 and 2012 are shown on the Statements of Income (Loss) as Management Fee.

B.  Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the three and nine months ended September 30, 2013, administrative fees for Class A Interests were $36,407 and $122,712, respectively, and administrative fees for Class B Interests were $30,934 and $107,741, respectively.  For the three and nine months ended September 30, 2012, administrative fees for Class A Interests were $43,359 and $126,612, respectively, and administrative fees for Class B Interests were $39,560 and $115,637, respectively.

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

At September 30, 2013 and December 31, 2012, respectively, the Partnership had commissions and brokerage fees payable to Altegris Futures of $105,511 and $101,419 and service fees payable to Altegris Investments of $15,018 and $25,089, respectively. The following tables show the fees paid to Altegris Investments and Altegris Futures for the three and nine months ended September 30, 2013 and 2012, respectively:

	Three months ended	Nine months ended	Three months ended	Nine months ended
	September 30, 2013	September 30, 2013	September 30, 2012	September 30, 2012
Altegris Futures - Brokerage Commission fees	$348,321	$1,124,132	$339,878	$1,001,915
Altegris Investments- Service fees	48,490	179,860	71,700	212,816
Total	$396,811	$1,303,992	$411,578	$1,214,731

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

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 5 - SERVICE FEES

Class A Interests pay selling agents an ongoing monthly payment of 0.166% of the month-end net asset value (2% annually) of the value of Interests sold by them which are outstanding at month-end as compensation for their continuing services to such Class A Limited Partners. Institutional Interests may pay selling agents, if the selling agent so elects, an ongoing monthly payment of 0.0417% (0.50% annually) of the value of Institutional Interests sold by them which are outstanding at month-end as compensation for their continuing services to such Limited Partners holding Institutional Interests. For the three and nine months ended September 30, 2013, service fees for Class A Interests were $220,057 and $734,190, respectively, and service fees for Institutional Interests were $118 and $666, respectively.  For the three and nine months ended September 30, 2012, service fees for Class A Interests were $260,681 and $775,329, respectively, and service fees for Institutional Interests were $134 and $1,117, respectively.

NOTE 6 - BROKERAGE COMMISSIONS
The Partnership pays brokerage commissions to the Clearing Broker for clearing trades on its behalf, which are reflected in the Statements of Income (Loss) as Brokerage Commissions. The Partnership pays to its Clearing Broker a monthly brokerage commission equal to the greater of: (1) actual brokerage commissions, which are based upon trading volume, or (2) a flat rate of 0.125% (1.5% annually) (the “Minimum Amount”) of the Partnership’s management fee net asset value.

If actual brokerage commissions paid to the Clearing Broker are less than the Minimum Amount, the Partnership will pay to the introducing broker, the difference. However, if actual brokerage commissions are greater than the Minimum Amount, the Partnership only pays the actual brokerage commissions.

 NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS

The Partnership engages in the speculative trading of futures contracts for the purpose of achieving capital appreciation.  None of the Partnership’s derivative instruments are designated as hedging instruments, nor are they used for other risk management purposes.  The Advisor and General Partner actively assess, manage and monitor risk exposure on derivatives on a contract basis, a sector basis (e.g., interest rate derivatives, agricultural derivatives, etc.), and on an overall basis in accordance with established risk parameters.  Due to the speculative nature of the Partnership’s derivative trading activity, the Partnership is subject to the risk of substantial losses from derivatives trading.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the fair value of derivative contracts as of September 30, 2013 and December 31, 2012.  The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position.  Fair value is presented on a gross basis in the table below even though the derivative contracts qualify for net presentation in the Statements of Financial Condition.

September 30, 2013

	Asset	Liability
	Derivatives	Derivatives	Net
	Fair Value	Fair Value	Fair Value

Futures Contacts	$49,283	$(1,485,376)	$(1,436,093)

December 31, 2012

	Asset	Liability
	Derivatives	Derivatives	Net
	Fair Value	Fair Value	Fair Value

Futures Contacts	$1,740,253	$(2,705,421)	$(965,168)

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three and nine months ended September 30, 2013 and 2012.

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss).

Three Months Ended September 30, 2013

		Change in	Number of
	Realized	Unrealized	Contracts Closed

Futures Contracts	$1,285,966	$(538,554)	9,405

Nine Months Ended September 30, 2013

		Change in	Number of
	Realized	Unrealized	Contracts Closed

Futures Contracts	$(8,154,254)	$(470,925)	77,973

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Three Months Ended September 30, 2012

		Change in	Number of
	Realized	Unrealized	Contracts Closed

Futures Contracts	$4,138,528	$(5,590,219)	38,593

Nine Months Ended September 30, 2012

		Change in	Number of
	Realized	Unrealized	Contracts Closed

Futures Contracts	$16,845,554	$(1,832,398)	113,298

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

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets

				Gross Amounts Not Offset in the Statement of Financial Condition

As of September 30, 2013
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Commodity futures contracts	$49,283	$(49,283)	$-	$-	$-	$-

Offsetting the Financial Liabilities and Derivative Liabilities

				Gross Amounts Not Offset in the Statement of Financial Condition

As of September 30, 2013
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Commodity futures contracts	$(1,485,376)	$49,283	$(1,436,093)	$-	$-	$(1,436,093)

Offsetting the Financial Assets and Derivative Assets
				Gross Amounts Not Offset in the Statement of Financial Condition

As of December 31, 2012
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Commodity futures contracts	$1,740,253	$(1,740,253)	$-	$-	$-	$-

Offsetting the Financial Liabilities and Derivative Liabilities
				Gross Amounts Not Offset in the Statement of Financial Condition

As of December 31, 2012
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Commodity futures contracts	$(2,705,421)	$1,740,253	$(965,168)	$-	$-	$(965,168)

(1) Does not include maintenance margin deposits held at the Clearing Broker of $5,795,349 for 2013 & $12,620,185 for 2012, respectively.

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

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three and nine months ended September 30, 2013 and 2012. This information has been derived from information presented in the financial statements.

	Three Months ended September 30, 2013
			Institutional
	Class A	Class B	Interest

Total return for Limited Partners (3)
Total return prior to incentive fees	(0.73%)	(0.24%)	(0.03%)
Incentive fees	0.00%	0.00%	0.00%
Total return after incentive fees	(0.73%)	(0.24%)	(0.03%)

Ratio to average net asset value
Expenses prior to incentive fees (2)	4.34%	2.33%	1.43%
Incentive fees (3)	0.00%	0.00%	0.00%

Total expenses	4.34%	2.33%	1.43%

Net investment loss (1) (2)	(4.23%)	(2.22%)	(1.32%)

	Nine Months ended September 30, 2013
			Institutional
	Class A	Class B	Interest

Total return for Limited Partners (3)
Total return prior to incentive fees	(10.05%)	(8.69%)	(8.12%)
Incentive fees	0.00%	0.00%	0.00%
Total return after incentive fees	(10.05%)	(8.69%)	(8.12%)

Ratio to average net asset value
Expenses prior to incentive fees (2)	4.22%	2.21%	1.34%
Incentive fees (3)	0.00%	0.00%	0.00%

Total expenses	4.22%	2.21%	1.34%

Net investment loss (1) (2)	(4.11%)	(2.10%)	(1.22%)

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 10 - FINANCIAL HIGHLIGHTS (CONTINUED)

	Three Months ended September 30, 2012
			Institutional
	Class A	Class B	Interest

Total return for Limited Partners (3)
Total return prior to incentive fees	(2.48%)	(2.00%)	(1.79%)
Incentive fees	(0.01%)	(0.00%)	(0.01%)
Total return after incentive fees	(2.49%)	(2.00%)	(1.80%)

Ratio to average net asset value
Expenses prior to incentive fees (2)	4.05%	2.03%	1.19%
Incentive fees (3)	0.00%	0.01%	0.01%

Total expenses	4.05%	2.04%	1.20%

Net investment loss (1) (2)	(3.93%)	(1.92%)	(1.08%)

	Nine Months ended September 30, 2012
			Institutional
	Class A	Class B	Interest

Total return for Limited Partners (3)
Total return prior to incentive fees	8.03%	9.65%	10.32%
Incentive fees	(3.46%)	(3.56%)	(3.70%)
Total return after incentive fees	4.57%	6.09%	6.62%

Ratio to average net asset value
Expenses prior to incentive fees (2)	4.17%	2.12%	1.27%
Incentive fees (3)	3.51%	3.40%	3.63%

Total expenses	7.68%	5.52%	4.90%

Net investment loss (1) (2)	(4.05%)	(2.00%)	(1.15%)

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
_______________

NOTE 11 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were available to be issued.

From October 1, 2013 through November 14, 2013, the Partnership had subscriptions of $571,520 and redemptions of $4,169,738. Management has determined there are no additional matters requiring disclosure.

PART I – FINANCIAL INFORMATION (continued)

Item 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed.  Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so.  Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading.  A portion of the Partnership’s assets not used for margin and held with the Custodian, are invested in liquid, high quality securities.  Through September 30, 2013 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Three Months Ended September 30, 2013

During the third quarter of 2013, the Partnership achieved net realized and unrealized gains of $395,019 from its trading activities, net of brokerage commissions of $380,768.  The Partnership incurred total expenses of $747,421, including $292,415 in management fees paid to the General Partner, and $320,390 in service and professional fees.  The Partnership did not incur incentive fees for the three month period ended September 30, 2013. The Partnership earned $27,741 in interest income during the third quarter of 2013.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the third quarter of 2013 is set forth below.

Third Quarter 2013.  The Partnership was nearly flat in July 2013 as the strength of short positions in U.S. Treasuries and long positions in energies, gold, and U.S. and European stock indices was offset by losses from short European interest rates, as well as poor positioning in futures contracts on Japanese stock indices and all currencies.  The primary driver of July performance was short futures contracts on U.S. Treasuries that delivered impressive month-long returns. Long positions in futures contracts on U.S. and European stock indices and energies contributed further to profits as those markets rallied through month-end.  Positive performance was tempered by short positions in futures contracts on European interest rates, and a long Nikkei position.  The Partnership achieved a gain in August 2013 driven by profitable positioning in futures contracts on interest rates and stock indices.  Long positions in futures contracts on U.S. stock indices exploited a surge in U.S. equities. A long crude oil position delivered steady profits, which continued for practically the entire month as tensions in the Middle East bolstered prices.  A short position on futures contracts on U.S. equities provided a welcome offset to otherwise poor performance during the last few days of the month.  The Partnership experienced a loss in September 2013 with the bulk of the poor performance driven by futures contracts on U.S. stock indices. Gains from Nikkei, interest rates, and currencies provided only partial offset, while energies and metals contributed additional losses. The Partnership took a strong short position in futures contracts on the S&P for the first half of the month, hampering performance as all U.S. stock indices trended higher. Losses were compounded when the Partnership switched to a long position in futures contracts on U.S. stock indices just as the markets began to fall in the last week of the month. Long positions in crude oil and gold delivered further setbacks as both markets receded. Long positions in futures contracts on the Nikkei and the Euro compensated for some of the losses during the month.

Three Months Ended September 30, 2012

During the third quarter of 2012, the Partnership incurred net realized and unrealized losses of $ 1,928,350 from its trading activities, net of brokerage commissions of $487,139.  The Partnership incurred total expenses of $856,671, including $369,203 in management fees paid to the General Partner, $7,091 in incentive fees, and $371,956 in service and professional fees.  The Partnership earned $36,454 in interest income during the third quarter of 2012.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the third quarter of 2012 is set forth below.

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

Nine Months Ended September 30, 2013

During the nine months ended September 30, 2013, the Partnership incurred net realized and unrealized losses of $9,657,853 from its trading activities, net of brokerage commissions of $1,322,289.  The Partnership incurred total expenses of $2,456,990, including $1,010,312 in management fees paid to the General Partner, and $1,061,932 in service and professional fees.  The Partnership did not incur incentive fees for the nine month period ended September 30, 2013. The Partnership earned $98,860 in interest income during the nine month period ended September 30, 2013.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the nine months ended September 30, 2013 is set forth below.

Third Quarter 2013.  The Partnership was nearly flat in July 2013 as the strength of short positions in U.S. Treasuries and long positions in energies, gold, and U.S. and European stock indices was offset by losses from short European interest rates, as well as poor positioning in futures contracts on Japanese stock indices and all currencies.  The primary driver of July performance was short futures contracts on U.S. Treasuries that delivered impressive month-long returns. Long positions in futures contracts on U.S. and European stock indices and energies contributed further to profits as those markets rallied through month-end.  Positive performance was tempered by short positions in futures contracts on European interest rates, and a long Nikkei position.  The Partnership achieved a gain in August 2013 driven by profitable positioning in futures contracts on interest rates and stock indices.  Long positions in futures contracts on U.S. stock indices exploited a surge in U.S. equities. A long crude oil position delivered steady profits, which continued for practically the entire month as tensions in the Middle East bolstered prices.  A short position on futures contracts on U.S. equities provided a welcome offset to otherwise poor performance during the last few days of the month.  The Partnership experienced a loss in September 2013 with the bulk of the poor performance driven by futures contracts on U.S. stock indices. Gains from Nikkei, interest rates, and currencies provided only partial offset, while energies and metals contributed additional losses. The Partnership took a strong short position in futures contracts on the S&P for the first half of the month, hampering performance as all U.S. stock indices trended higher. Losses were compounded when the Partnership switched to a long position in futures contracts on U.S. stock indices just as the markets began to fall in the last week of the month. Long positions in crude oil and gold delivered further setbacks as both markets receded. Long positions in futures contracts on the Nikkei and the Euro compensated for some of the losses during the month.

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

Nine Months Ended September 30, 2012

During the nine months ended September 30, 2012, the Partnership incurred net realized and unrealized gains of $13,636,187  from its trading activities, net of brokerage commissions of $1,415,197.  The Partnership incurred total expenses of $6,858,689, including $1,071,706 in management fees paid to the General Partner, $4,302,850 in incentive fees, and $1,100,888  in service and professional fees.  The Partnership earned $107,234 in interest income during the nine months ended September 30, 2012.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the nine months ended September 30, 2012 is set forth below.

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

(b) Not applicable.

(c) Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner.  The Partnership may declare additional redemption dates upon notice to the Limited Partners.  The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners.  The following table summarizes the redemptions by Limited Partners during the third calendar quarter of 2013:

Month	Amount Redeemed
July 31, 2013	$5,125,428
August 31, 2013	$6,678,876
September 30, 2013	$3,278,650

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

Exhibit Number	Description of Document
3.01	Amendment to the Certificate of Formation of APM – QIM Futures Fund, L.P., changing the registrant’s name to Altegris QIM Futures Fund, L.P.
3.02	First Amended and Restated Agreement of Limited Partnership of Altegris QIM Futures Fund, L.P.

The following exhibits are included herewith.

Exhibit Number	Description of Document
31.01	Rule 13a-14(a)/15d-14(a) Certification
32.01	Section 1350 Certification
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.CALC	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2013

ALTEGRIS QIM FUTURES FUND, L.P.

By:	ALTEGRIS PORTFOLIO MANAGEMENT, INC.
(d/b/a Altegris Funds), its general partner

/s/ Jon C. Sundt
Jon C. Sundt, President (principal executive officer and principal financial officer)