Form 10-K
period 2013-12-31
Altegris QIM Futures Fund, L.P.
filed 2014-03-31
CIK 1469317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53815

ALTEGRIS QIM FUTURES FUND, L.P.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	27-0473854 (I.R.S. Employer Identification No.)

c/o ALTEGRIS PORTFOLIO MANAGEMENT, INC.
1200 Prospect Street, Suite 400
La Jolla, CA  92037
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
[X]

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

On August 30, 2013, Genworth Financial, Inc. (“Genworth”) completed the sale of its wealth management business, including its 100% indirect ownership of the General Partner (the "Transaction").  As a result of the Transaction, the General Partner is now indirectly owned by AqGen Liberty Holdings LLC ("AqGen"), an entity owned and controlled by (i) private equity funds managed by Aquiline Capital Partners LLC and its affiliates ("Aquiline"), and by Genstar Capital Management, LLC and its affiliates ("Genstar"), and (ii) certain senior management of  the General Partner and its affiliates.  Aquiline is a private equity firm located in New York, New York, and Genstar is a private equity firm located in San Francisco, California.

On August 30, 2013, the General Partner closed its office at 1202 Bergen Parkway Suite 212 Evergreen, Colorado.

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

As of February 28, 2014, the aggregate net asset value of the Interests in the Partnership before redemptions was $77,778,805.  The Partnership operates on a calendar fiscal year and has no subsidiaries.

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

J.P. Morgan Securities paid during 2013 to Altegris Futures a portion of the brokerage commissions and transaction fees received from the Partnership as well as a portion of the interest income received on the Partnership’s assets.  Monthly brokerage charges equal to the greater of (A) actual commissions of $9.75 per round-turn (higher for certain exchanges or commodities) multiplied by number of round-turn trades, which amount includes other transaction costs; or (B) an amount equal to 0.125% of the management fee net asset value of all Interest holders’ month-end capital account balances (1.50% annually).  If actual monthly commissions and transaction costs in (A) above are less than the amount in (B) above, the Partnership will pay the difference to the Introducing Broker as payment for brokerage-related services. In any month when the amount in (A) is greater than the amount in (B) above, the Partnership pays only the amount described in (A) above.

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

(d)        Regulation

 The CFTC has delegated to NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers,” “swap dealers”, “major swap participants” and, in most cases, their respective associated persons, as well as “floor brokers” and “floor traders.”  The Commodity Exchange Act requires commodity pool operators such as Altegris Funds, commodity trading advisors such as the Advisor and commodity brokers or FCMs such as J.P. Morgan Securities and introducing brokers such as Altegris Futures to be registered and to comply with various reporting and record keeping requirements.  CFTC regulations also require FCMs and certain introducing brokers to maintain a minimum level of net capital.  In addition, the CFTC and certain commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges.  Similar position limits may in the future be put in place with respect to swaps that are exchange-traded or are economically equivalent to exchange-traded swaps or futures contracts.  All accounts owned or managed by the Advisor will be combined for position limit purposes.  The Advisor could be required to liquidate positions held for the Partnership in order to comply with such limits.  Any such liquidation could result in substantial costs to the Partnership.  In addition, many futures exchanges impose limits beyond which the price of a futures contract may not trade during the course of a trading day, and there is a potential for a futures contract to hit its daily price limit for several days in a row, making it impossible for the Advisor to liquidate a position and thereby experiencing a dramatic loss.  Certain deliverable currency forward contracts are subject to limited regulation in the U.S., including reporting and recordkeeping requirements.

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

ITEM 1A: RISK FACTORS

Not required.

ITEM 1B: UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2: PROPERTIES

The Partnership does not own or use any physical properties in the conduct of its business.  Employees of the General Partner and its affiliates, perform all administrative services for the Partnership from offices located at 1200 Prospect Street, Suite 400, La Jolla, CA 92037.

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

(b)        Holders

As of February 28, 2014 the Partnership had 1,192 holders of Interests.

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

The following table summarizes Limited Partner redemptions during the fourth calendar quarter of 2013:

Month Ended		Amount Redeemed

October 31, 2013		$4,169,824
November 30, 2013		7,276,790
December 31, 2013		2,908,371
	Total	$14,354,985

ITEM 6: SELECTED FINANCIAL DATA

Not required.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to “Item 8. Financial Statements and Supplementary Data.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

(a)        Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed.  Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so.  Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading.  A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities.  Through December 31, 2013 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

2013

During 2013, the Partnership achieved net realized and unrealized losses of $4,630,395 from its trading of commodity futures contracts including brokerage commissions paid of $1,650,361.  The Partnership accrued total expenses of $3,218,902, including $95,825 in incentive fees, $1,263,038 in management fees paid to the General Partner, and $1,354,170 in service and professional fees.  The Partnership earned $122,398 in interest income during 2013.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for each quarter during 2013 is set forth below.

Fourth Quarter 2013. The Partnership was down slightly in October 2013.  Gains made throughout the month in trading of futures contracts on U.S. and European stock indices were offset by losses in every other sector.    Short positioning in futures contracts on U.S. and European interest rates provided additional profit during the beginning of the month, but began generating losses as those markets surged later in the month. A long position in futures contracts on the S&P profited as U.S. equities continued a nearly month-long rally, which reversed in the last few days of the month, eliminating most of the previous gains. The Partnership had significant losses in futures contracts on Japanese stock indices resulting from generally long positions. Other losses came from short positions in brent crude and gas oil, especially during the month’s last four trading days.  The Partnership achieved gains in November 2013, with long positions in futures contracts on U.S. and Japanese stock indices combining with long and short positions in futures contracts on interest rates to provide particularly robust returns. Positions in futures contracts on crude oil, currencies, and metals added to profits.  Steady long positions in futures contracts on the Nikkei and Euro- Bund continued to add profit during the month. Other winners for the month included short Yen positions, both sides of the Australian Dollar, and short positions in gold, silver, and crude oil.  The Partnership achieved gains in December 2013 as profitable positions in futures contracts on stock indices and currencies combined with short positions in futures contracts on interest rates and metals to boost performance. Futures contracts on stock indices were the most significant driver of performance, exploiting a sustained rally in U.S. and European stock indices that began in the middle of the month.   Spanning the entire month, steady short signals in the U.S. 10-Year Note and Euro-Bund added further gains.  Short positions in futures contracts in the Japanese Yen, gold, and silver and long positions in futures contracts on the Euro also contributed to performance.

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

2012

During 2012, the Partnership achieved net realized and unrealized gains of $9,028,017 from all trading; gains of $8,754,416 from trading of futures contracts including brokerage commissions paid of $1,916,974. The Partnership accrued total expenses of $7,804,749, including $4,320,095 in incentive fees, $1,454,056 in management fees paid to the General Partner, and $1,503,361 in service and professional fees. The Partnership earned $146,654 in interest income during 2012. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for each quarter during 2012 is set forth below.

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

2011

 During 2011, the Partnership achieved net realized and unrealized gains of $4,717,099 from all trading: losses of $4,619,789 from trading of derivatives including brokerage commissions paid of $1,941,056.  The Partnership accrued total expenses of $4,578,825, including $969,544 in incentive fees, $1,462,413 in management fees paid to the General Partner, and $1,482,904 in service and professional fees.  The Partnership earned $266,259 in interest income during 2011.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for each quarter during 2011 is set forth below.

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

(e)        Contractual Obligations

Not required.

(f)         Critical Accounting Estimates

Altegris Funds believes that the Partnership’s most critical accounting estimates relate to the valuation of the Partnership’s assets.  Futures and options on futures contracts are valued using the primary exchange’s closing price.  Foreign currency contracts are stated at fair value using spot currency rates provided by J.P. Morgan Securities and adjusted for interest rates and other typical adjustment factors. U.S. government agency securities are generally valued based on quoted prices in active markets.  Corporate notes and repurchase agreements are generally valued at fair value, which usually approximates cost, given their short duration from the time of purchase.  Security transactions are recorded on the trade date.  Realized gains and losses from security transactions are determined using the identified cost method.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition.  Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period.  Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2013.  In making this assessment, Management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2013, the Partnership’s internal control over financial reporting was effective.

(c)        Changes in Internal Control over Financial Reporting

There were no changes in the Partnership’s internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)        Identification of Directors and Executive Officers

(i)           The Partnership has no officers, directors, or employees.  The Partnership’s affairs are managed by Altegris Funds (although it has delegated trading and investment authority to the Advisor and administrative duties to Altegris).  Altegris Funds is indirectly owned by AqGen, an entity owned and controlled by (i) private equity funds managed by Aquiline, and by Genstar, and (ii) certain senior management of  the General Partner and its affiliates.  Aquiline is a private equity firm located in New York, New York, and Genstar is a private equity firm located in San Francisco, California.  Altegris Funds directors and executive officers are Jack L. Rivkin, Jon C. Sundt, Matthew C. Osborne, and Kenneth I. McGuire.

Jack L. Rivkin (born 1940) became the Chief Investment Officer, an Executive Vice President and a director of Altegris Funds in January 2014.  Mr. Rivkin has served as a manager and Executive Vice President and Chief Investment Officer of Altegris Advisors (December 2013 to present).  Mr. Rivkin has served as a manager and Executive Vice President of Altegris Services and Altegris Futures (January 2014 to present).  Mr. Rivkin has served as a manager and Executive Vice President and Chief Investment Officer of Altegris Clearing Solutions (January 2014 to present).  Mr. Rivkin has served as an Executive Vice President of Altegris Holdings (January 2014 to present).  Mr. Rivkin is responsible for general management and oversight of each of the Altegris companies for which he serves as Executive Vice President.  For each company for which he serves as Chief Investment Officer, Mr. Rivkin provides leadership, vision and oversight over the investment management and research process.  Mr. Rivkin became a principal of Altegris Funds in January 2014 and is also registered with the CFTC and is a member of the NFA as a principal for the following affiliates of Altegris Funds: (a) Clearing Solutions as principal (January 2014 to present), (b) Altegris Futures as principal (January 2014 to present); and (c) Advisors as a principal (January 2014 to present).  During the past five years, prior to joining Altegris, Mr. Rivkin was CEO of JL Rivkin & Associates, Inc. a firm engaged in the management of existing private and public equity portfolios (January 2002 to December 2013).  Mr. Rivkin earned his Professional Engineering degree from the Colorado School of Mines and his MBA from the Harvard Graduate School of Business Administration.

Jon C. Sundt (born 1961) is the President, CEO and a director of Altegris Funds.  Mr. Sundt has also been (1) the President, CEO and a director of Altegris Investments, Inc. (Altegris) (July 2002 to present), a current broker-dealer affiliate of Altegris Funds, and formerly an IB and CTA; (2) a manager and the President and CEO of Altegris Advisors, L.L.C. (Advisors), an affiliate of Altegris Funds and an SEC-registered investment adviser (February 2010 to present); (3) a manager and the President and CEO of Altegris Futures, L.L.C. (Altegris Futures), an IB and an affiliate of Altegris Funds (September 2010 to present); (4) a manager and the President and CEO of Altegris Clearing Solutions, L.L.C. (formerly known as Altegris Partners, L.L.C.) (Clearing Solutions), an IB and CTA and an affiliate of Altegris Funds (December 2008 to present); (5) a manager and the President and CEO of Altegris Services, L.L.C. (Services), an administrative and operations affiliate of Altegris Funds (May 2010 to present); and (6) the President and CEO of Altegris Holdings, a holding company which directly owns Altegris Funds, Altegris, Advisors, Altegris Futures, Clearing Solutions and Services (October 2012 to present).  Mr. Sundt became a principal of Altegris Funds in July 2002.   Mr. Sundt attended the University of California, San Diego.

Matthew C. Osborne (born 1964) has served as a director of Altegris Funds since July 2002.  He has also served as a Vice President of Altegris Funds (July 2002 to January 2011), and currently serves as Executive Vice President (January 2011 to present).  Mr. Osborne has also been (1) an Executive Vice President, Chief Investment Officer and a director of Altegris (July 2002 to May 2010); (2) a manager and Executive Vice President of Advisors (February 2010 to present); (3) a manager and Executive Vice President of Clearing Solutions (December 2008 to present); (4) a manager and Executive Vice President of Services (February 2010 to present); (5) a manager and Executive Vice President of Altegris Futures (September 2010 to present); and (6) Executive Vice President of Altegris Holdings (October 2012 to present).

Kenneth I. McGuire (born 1958) is the Chief Operating Officer and a director of Altegris Funds.  Mr. McGuire also serves as Chief Operating Officer for Advisors (February 2010 to August 2013), and Services (May 2010 to present).  Mr. McGuire also serves as Chief Operating Officer of Altegris Holdings.  His duties within the Altegris Companies include supervision of personnel in the software development, information technology, fund operations and futures operations businesses of the Altegris Companies. During the past five years, Mr. McGuire was employed by The Bank of New York Mellon, an asset management and securities services company, as a Managing Director (April 2006 to October 2009). Mr. McGuire was employed within BNY Mellon Alternative Investment Services, serving as Product Manager for that unit’s Single Manager Hedge Fund services. Mr. McGuire was a Strategic Advisor with Harvest Technology, a boutique investment technology consultancy (May 2005 to April 2006). Mr. McGuire graduated Magna Cum Laude from Hofstra University with a degree in Computer Science/Mathematics and received his MBA with a concentration in Management from Adelphi University.

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

None.

(vi)       Promoters and Control Persons

Not Applicable.

(b)        Section 16(a) Beneficial Ownership Reporting Compliance

Not Applicable

(c)        Code of Ethics

The Partnership has no employees, officers or directors and is managed by Altegris Funds.  Altegris Funds has adopted a Code of Ethics that applies to its principal executive officers and certain other persons associated with Altegris Funds.  A copy of this Code of Ethics may be obtained at no charge by written request to Altegris Funds, 1200 Prospect Street, Suite 400, La Jolla, CA  92037.

(d)        Corporate Governance

Not applicable.

ITEM 11: EXECUTIVE COMPENSATION

The Partnership has no officers, directors, or employees.  None of the principals, officers, or employees of Altegris Funds or Altegris receives compensation from the Partnership.  All persons serving in the capacity of officers or executives of Altegris Funds, the General Partner of the Partnership, are compensated by Altegris and/or an affiliate in respect of their respective positions with such entities.  Altegris Funds receives a monthly management fee equal to 1/12 of 1.25% of the management fee net asset value of the month-end capital account balances attributable to Class A and Class B Interests and equal to 1/12 of 0.75% of the management fee net asset value of the month-end capital account balances attributable to Institutional Interests.  Altegris Funds also receives a monthly administrative fee equal to 1/12 of 0.333% of the management fee net asset value of the month-end capital account balances attributable to Class A and Class B Interests.

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

The Partnership has no other compensation arrangements.  There are no compensation plans or arrangements relating to a change in control of the Partnership.  As of August 30, 2013, Altegris Funds is indirectly owned by AqGen, an entity owned and controlled by (i) private equity funds managed by Aquiline and by Genstar, and (ii) certain senior management of  the General Partner and its affiliates.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security ownership of certain beneficial owners

Not applicable.

(b)	Security Ownership of Management

The Partnership has no officers or directors.  Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by Altegris Funds, which has delegated discretionary authority over the Partnership’s trading to QIM.  As of February 28, 2014, Altegris Funds’ general partner interest in the Partnership was valued at $846.51, which constituted approximately 0% of the Partnership’s total assets.  Altegris Funds and the principals of Altegris Funds may purchase Interests.  As of February 28, 2014, the following directors and executive officers of Altegris Funds owned Interests in the Partnership:  Jon C. Sundt and Richard Pfister.  The direct and indirect holding of Interests of each director and executive officer and the total aggregate ownership of Interests is less than 1% of the Partnership’s total assets.

(c)	Changes in Control

None.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Partnership does not engage in any transactions with Altegris Funds or its affiliates other than in respect of the services and payment of fees therefore described above in Item 1.

The Partnership paid to Altegris Funds monthly management fees totaling $1,263,038 for the year ended December 31, 2013.  The Partnership paid to Altegris Funds administrative fees totaling $288,987 for the year ended December 31, 2013.

The Partnership paid to Altegris monthly continuing compensation of $221,488 for the year ended December 31, 2013.  Altegris Futures, in its capacity as the Introducing Broker for the Partnership, received from the Partnership’s clearing broker the following compensation: a portion of the brokerage commissions paid by the Partnership to J.P. Morgan Securities, and of the interest income earned on Partnership’s assets held at J.P. Morgan Securities, equal to $542,070 for the year ended December 31, 2013.   In addition, Altegris Futures, in its capacity as Introducing Broker, receives from the Partnership, monthly brokerage charges as described in Item 11.  For the year ended December 31, 2013 the Partnership paid monthly brokerage charges of $870,421.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth (a) the fees billed to the Partnership for professional audit services provided by Ernst & Young LLP, the Partnership’s independent registered public accountant, for the audit of the Partnership’s annual financial statements for the year ended December 31, 2012 and (b) the fees expected to be billed to the Partnership for professional audit services provided by Ernst & Young LLP for the audit of the Partnership’s annual financial statements for the year ended December 31, 2013.

FEE CATEGORY	2013	2012

Audit Fees	$28,000	$25,000
Audit-Related Fees	$32,000	27,000
Tax Fees	$61,425	$53,500
All Other Fees	-	-

TOTAL FEES	$121,425	$105,500

Audit Fees consist of fees paid to Ernst & Young LLP for (i) the audit of Altegris QIM Futures Fund, L.P.’s annual financial statements included in the annual report on Form 10-K, Audit-related fees consist of fees paid to Ernst & Young, LLP for review of financial statements included in the quarterly reports on Form 10-Q.

Tax Fees consist of fees paid to Ernst & Young LLP for professional services rendered in connection with tax compliance and Partnership income tax return filings.

The board of directors of Altegris Funds pre-approves the engagement of the Partnership’s auditor for all services to be provided by the auditor.

a.	Jon C. Sundt
b.	Matthew C. Osborne
c.	Kenneth I. McGuire
d.	Jack L. Rivkin

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

Dated: March 31, 2014	Altegris QIM FUTURES FUND, L.P.

	By:	ALTEGRIS PORTFOLIO MANAGEMENT, INC.

	By:	/s/ Matthew C. Osborne
	Name:	Matthew C. Osborne
	Title:	Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant and in the capacities and on the date indicated.

Signature	Title with General Partner	Date

/s/ Jon C. Sundt	President, Chief Executive Officer, Director	March 31, 2014
Jon C. Sundt	(principal executive officer)
(principal financial officer)

/s/ Jack L. Rivkin	Executive Vice President, Chief Investment	March 31, 2014
Jack L. Rivkin	Officer, Director

/s/ Matthew C. Osborne	Executive Vice President, Director	March 31, 2014
Matthew C. Osborne

/s/ Kenneth I. McGuire	Executive Vice President , Chief Operating	March 31, 2014
Kenneth I. McGuire	Officer, Director
(principal accounting officer)

(Being the principal executive officer, the principal financial officer and principal accounting officer, and a majority of the directors of Altegris Portfolio Management, Inc.)

ALTEGRIS QIM FUTURES FUND, L.P.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

ALTEGRIS QIM FUTURES FUND, L.P.

TABLE OF CONTENTS

PAGES
Affirmation of the Commodity Pool Operator	1
Report of Independent Registered Public Accounting Firm	2
Financial Statements
Statements of Financial Condition	3
Condensed Schedules of Investments	4 - 7
Statements of Income (Loss)	8
Statements of Changes in Partners’ Capital (Net Asset Value)	9
Notes to Financial Statements	10 - 26

ALTEGRIS QIM FUTURES FUND, L.P.
AFFIRMATION OF THE COMMODITY POOL OPERATOR

To the Partners of
Altegris QIM Futures Fund, L.P.

To the best of the knowledge and belief of the undersigned, the information contained in this Annual Report for the years ended December 31, 2013, 2012 and 2011 is accurate and complete.

By: /s/ Kenneth I. McGuire
Altegris Portfolio Management, Inc.
Commodity Pool Operator for
Altegris QIM Futures Fund, L.P.
By: Kenneth I. McGuire, Chief Operating Officer

Ernst & Young LLP One Commerce Square Suite 700 2005 Market Street Philadelphia, PA 19103	Tel: +1 215 448 5000 Fax: +1 215 448 5500 ey.com

Report of Independent Registered Public Accounting Firm

The General Partner and Partners of Altegris QIM Futures Fund, L.P.

We have audited the accompanying statements of financial condition of Altegris QIM Futures Fund, L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2013 and 2012, and the related statements of income (loss), statements of changes in partners’ capital and financial highlights for each of the three years then ended. These financial statements and financial highlights are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2013, by correspondence with the custodian and brokers. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position, including the condensed schedules of investments, of Altegris QIM Futures Fund, L.P. at December 31, 2013 and 2012, and the results of its operations, the changes in its partners’ capital and the financial highlights for each of the three years then ended, in conformity with U.S. generally accepted accounting principles.

March 24, 2014

A member firm of Ernst & Young Global Limited

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2013 and DECEMBER 31, 2012

	2013	2012
ASSETS
Equity in commodity broker account:
Cash	$1,543,224	$4,817,430
Restricted cash	1,498,559	7,932,508
Restricted foreign currency (cost - $964,576 and $3,454,913)	961,570	4,687,677
Unrealized gain on open commodity futures contracts	895,271	-

	4,898,624	17,437,615

Cash	6,976,791	9,824,680
Investment securities at value
(cost - $75,554,580 and $114,773,911)	75,558,419	114,785,129
Interest receivable	34,011	104,514

Total assets	$87,467,845	$142,151,938

LIABILITIES
Equity in commodity broker account:
Foreign currency (proceeds - $905,251 and $3,013,100)	$902,430	$4,088,218
Unrealized loss on open commodity futures contracts	-	965,168

	902,430	5,053,386

Redemptions payable	3,074,013	2,487,346
Subscriptions received in advance	170,375	2,489,976
Incentive fees payable	95,825	17,244
Management fee payable	80,319	125,815
Service fees payable	67,536	95,415
Brokerage commissions payable	67,143	63,679
Administrative fee payable	18,956	28,617
Payable to General Partner	1,067	1,067
Other liabilities	135,068	198,178

Total liabilities	4,612,732	10,560,723

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	842	889
Limited Partners	82,854,271	131,590,326

Total partners' capital (Net Asset Value)	82,855,113	131,591,215

Total liabilities and partners' capital	$87,467,845	$142,151,938

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2013

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$5,874,000	1/2/2014	Federal Farm Credit Bank Disc Note, 0.01%*	$5,873,998	7.09%
750,000	1/9/2014	Federal Farm Credit Bank Disc Note, 0.02%*	749,997	0.91%
5,750,000	1/17/2014	Federal Farm Credit Bank, 0.14%	5,750,069	6.94%
1,000,000	1/2/2014	Federal Home Loan Bank Disc Note, 0.06%*	1,000,000	1.21%
2,000,000	2/20/2014	Federal Home Loan Bank, 0.13%	2,000,000	2.41%
3,000,000	3/28/2014	Federal Home Loan Bank, 0.13%	3,000,285	3.62%
2,000,000	4/1/2014	Federal Home Loan Bank, 0.13%	2,000,246	2.41%
2,200,000	4/2/2014	Federal Home Loan Bank, 0.17%	2,199,670	2.65%
3,000,000	6/2/2014	Federal Home Loan Bank, 0.13%	2,999,865	3.62%
2,000,000	7/24/2014	Federal Home Loan Bank, 0.18%	2,000,448	2.41%
500,000	9/12/2014	Federal Home Loan Bank, 0.16%	500,161	0.60%
2,500,000	9/18/2014	Federal Home Loan Bank, 0.17%	2,500,075	3.02%
1,000,000	11/12/2014	Federal Home Loan Bank, 0.18%	999,527	1.21%
2,500,000	11/20/2014	Federal Home Loan Bank, 0.14%	2,499,670	3.02%
2,500,000	8/14/2014	Federal Home Loan Mortgage Corp, 0.15%	2,501,475	3.02%
2,000,000	8/27/2014	Federal Home Loan Mortgage Corp, 0.11%	2,011,630	2.43%

Total U.S. Government Agency Bonds and Notes (cost - $38,583,925)			38,587,116	46.57%

Corporate Notes
$2,500,000	1/10/2014	Albion Capital LLC, 0.10%	2,499,752	3.02%
2,150,000	1/3/2014	Banco del Estado de Chile, NY, 0.16%	2,150,000	2.60%
1,600,000	1/17/2014	Coca Cola Co Disc Note, 0.05%*	1,599,920	1.93%
1,450,000	1/16/2014	International Business Machines Co Disc Note, 0.02%*	1,449,940	1.75%
2,150,000	1/16/2014	Liberty Street Funding LLC, 0.132%	2,149,749	2.59%
3,000,000	1/2/2014	National Australian Bank Disc Note, 0.01%*	2,999,998	3.62%
1,450,000	1/15/2014	NetJets Corp Disc Note, 0.08%*	1,449,952	1.75%
1,790,000	1/8/2014	Norinchukin Bank Disc Note, 0.16%*	1,790,000	2.16%
2,150,000	1/2/2014	Sumitomo Mutsui Banking Co Disc Note, 0.18%*	2,149,998	2.59%
2,150,000	1/15/2014	Sumitomo Trust & Banking Co Disc Note, 0.18%*	2,150,000	2.59%
2,520,000	1/6/2014	Wal-Mart Stores Inc, 0.02%	2,519,937	3.05%
1,850,000	1/17/2014	Working Capital Management Co Disc Note, 0.113%*	1,849,753	2.23%

Total Corporate Notes (cost - $24,759,001)			24,758,999	29.88%

U.S. Treasury Obligations
$8,000,000	1/2/2014	United States Treasury Bill, 0.001%	8,000,000	9.65%
700,000	2/15/2014	United States Treasury Note, 0.18%	700,957	0.85%
3,500,000	4/15/2014	United States Treasury Note, 0.14%	3,511,347	4.24%

Total United States Treasury Obligations (cost - $12,211,654)			12,212,304	14.74%

Total Investment Securities (cost - $75,554,580)			$75,558,419	91.19%

*	The rate reported is the effective yield at time of purchase.

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2013

	Range of Expiration Dates	Number of Contracts	Value	% of Partners' Capital

Long Futures Contracts:
Currencies	Mar 14	40	$55,429	0.07%
Energy	Jan 14 - Feb 14	63	(84,884)	(0.10)%
Metals	Mar 14	6	10,270	0.01%
Stock Indices	Jan 14 - Mar 14	333	487,154	0.58%

Total Long Futures Contracts		442	467,969	0.56%

Short Futures Contracts:
Currencies	Mar 14	42	63,662	0.08%
Energy	Jan 14	24	(586)	0.00%
Interest Rates	Mar 14	202	164,980	0.20%
Metals	Feb 14 - Mar 14	8	2,578	0.00%
Stock Indices	Jan 14	19	2,600	0.00%
Treasury Rates	Mar 14	415	194,068	0.24%

Total Short Futures Contracts		710	427,302	0.52%

Total Futures Contracts		1,152	$895,271	1.08%

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2012

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$2,302,000	1/2/2013	Federal Farm Credit Bank Disc Note, 0.01%*	$2,301,999	1.75%
1,000,000	5/2/2013	Federal Farm Credit Bank, 0.75%	1,002,032	0.76%
2,000,000	11/20/2013	Federal Farm Credit Bank, 0.20%	2,000,352	1.52%
4,000,000	1/16/2013	Federal Home Loan Bank Disc Note, 0.018%*	3,999,968	3.04%
2,500,000	1/10/2013	Federal Home Loan Bank, 0.18%	2,500,027	1.90%
2,100,000	1/29/2013	Federal Home Loan Bank, 0.375%	2,100,386	1.59%
4,250,000	2/8/2013	Federal Home Loan Bank, 0.16%	4,250,128	3.23%
5,000,000	10/18/2013	Federal Home Loan Bank, 0.19%	5,000,395	3.80%
2,000,000	11/15/2013	Federal Home Loan Bank, 0.29%	2,001,910	1.52%
6,000,000	1/4/2013	Federal National Mort Assoc Disc Note, 0.009%*	5,999,994	4.56%
3,200,000	2/22/2013	Federal National Mortgage Association, 1.75%	3,207,194	2.44%
500,000	2/26/2013	Federal National Mortgage Association, 0.75%	500,465	0.38%
3,500,000	5/7/2013	Federal National Mortgage Association, 1.75%	3,519,061	2.67%
4,100,000	8/20/2013	Federal National Mortgage Association, 1.25%	4,126,970	3.14%
5,000,000	9/23/2013	Federal National Mortgage Association, 1.00%	5,028,960	3.82%
2,900,000	12/18/2013	Federal National Mortgage Association, 0.75%	2,916,704	2.22%

Total U.S. Government Agency Bonds and Notes (cost - $50,448,493)			50,456,545	38.34%

Corporate Notes
3,450,000	1/17/2013	Alpine Securitization Corp Disc Note, 0.17%*	3,449,454	2.62%
3,300,000	1/14/2013	American Honda Finance Corp Disc Note, 0.18%*	3,299,679	2.51%
5,000,000	1/2/2013	Bank of Nova Scotia Disc Note, 0.03%*	4,999,992	3.80%
2,400,000	1/22/2013	Banco del Estado de Chile, NY, 0.20%	2,400,000	1.82%
2,500,000	1/3/2013	Northern Pines Funding LLC, 0.173%	2,499,985	1.90%
2,360,000	1/4/2013	General Electric Capital Corp Disc Note, 0.07%*	2,359,931	1.79%
2,000,000	1/11/2013	International Business Machines Corp Disc Note, 0.15%*	1,999,782	1.52%
3,450,000	1/7/2013	National Rural Utilities Cooperative Finance, 0.175%	3,449,828	2.62%
2,850,000	1/2/2013	NetJets Corp Disc Note, 0.14%*	2,850,000	2.17%
3,450,000	1/9/2013	Norinchukin Bank, 0.17%	3,449,396	2.62%
4,000,000	1/15/2013	Regency Markets No. 1 LLC, 0.19%	3,999,323	3.04%
3,450,000	1/18/2013	Royal Bank of Canada, 0.16%	3,450,000	2.62%
3,350,000	1/4/2013	Sumitomo Trust & Banking Co Disc Note, 0.17%*	3,350,000	2.55%
4,000,000	1/4/2013	Toronto-Dominion Holdings, 0.11%	3,999,440	3.04%

Total Corporate Notes (cost - $45,556,810)			45,556,810	34.62%

U.S. Treasury Obligations
$7,000,000	1/10/2013	United States Treasury Bill, 0.001%	6,999,951	5.32%
2,500,000	3/15/2013	United States Treasury Note, 1.375%	2,506,348	1.90%
2,000,000	4/15/2013	United States Treasury Note, 1.75%	2,009,376	1.53%
2,000,000	5/15/2013	United States Treasury Note, 1.375%	2,009,296	1.53%
200,000	5/31/2013	United States Treasury Note, 0.50%	200,320	0.15%
3,000,000	6/15/2013	United States Treasury Note, 1.125%	3,013,593	2.29%
2,000,000	11/30/2013	United States Treasury Note, 2.00%	2,032,890	1.55%

Total United States Treasury Obligations (cost - $18,768,608)			18,771,774	14.27%

Total Investment Securities (cost - $114,773,911)			$114,785,129	87.23%

*	The rate reported is the effective yield at time of purchase.

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

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	2013	2012	2011
TRADING GAIN (LOSS)
Gain (loss) on trading of commodity futures
Realized	$(4,840,473)	$10,235,765	$8,596,155
Change in unrealized	1,860,439	435,625	(2,035,310)
Brokerage Commissions	(1,650,361)	(1,916,974)	(1,941,056)

Gain (loss) from trading futures	(4,630,395)	8,754,416	4,619,789

Gain (loss) on trading of securities
Realized	32,785	53,478	84,882
Change in unrealized	(7,379)	9,513	33,063

Gain from trading securities	25,406	62,991	117,945

Gain (loss) on trading of foreign currency
Realized	426,278	52,966	(20,651)
Change in unrealized	(157,831)	157,644	16

Gain (loss) from trading foreign currency	268,447	210,610	(20,635)

Total trading gain (loss)	(4,336,542)	9,028,017	4,717,099

NET INVESTMENT INCOME (LOSS)
Income
Interest income	122,398	146,654	266,259

Expenses
Management fee	1,263,038	1,454,056	1,462,413
Service fees	934,718	1,050,901	1,040,721
Professional fees	419,452	452,460	442,183
Administrative fee	288,987	329,013	338,185
Offering costs	9,153	33,970	79,863
Incentive fees	95,825	4,320,095	969,544
Interest expense	30,950	11,679	1,053
Other expenses	176,779	152,575	244,863

Total expenses	3,218,902	7,804,749	4,578,825

Net investment loss	(3,096,504)	(7,658,095)	(4,312,566)

NET INCOME (LOSS)	$(7,433,046)	$1,369,922	$404,533

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

		Limited Partners

	Total	Class A	Class B	Institutional Interests	Special Interests	General Partner

Balances at December 31, 2010	$120,863,896	$50,915,319	$48,418,588	$20,629,168	$899,957	$864

Transfers	-	(220,990)	(262,792)	483,782	-	-

Capital additions	35,359,185	15,033,796	10,364,722	9,960,667	-	-

Capital withdrawals	(34,214,579)	(14,863,403)	(11,831,149)	(6,626,199)	(893,828)	-

From operations:
Net investment loss	(4,312,566)	(2,448,856)	(1,322,778)	(537,300)	(3,599)	(33)
Net realized gain from investments	6,719,330	2,762,299	2,537,650	1,412,863	6,471	47
Net change in unrealized loss from investments	(2,002,231)	(813,715)	(778,880)	(400,621)	(9,001)	(14)
Net income (loss)	404,533	(500,272)	435,992	474,942	(6,129)	-

Balances at December 31, 2011	$122,413,035	$50,364,450	$47,125,361	$24,922,360	$-	$864

Balances at December 31, 2011	$122,413,035	$50,364,450	$47,125,361	$24,922,360	$-	$864

Transfers	-	(1,576,592)	1,556,577	20,015	-	-

Capital additions	36,128,183	18,718,341	11,057,609	6,352,233	-	-

Capital withdrawals	(28,319,925)	(12,490,625)	(11,965,356)	(3,863,944)	-	-

From operations:
Net investment loss	(7,658,095)	(3,856,106)	(2,494,854)	(1,307,098)	-	(37)
Net realized gain from investments	8,425,235	3,612,706	2,826,944	1,985,524	-	61
Net change in unrealized loss from investments	602,782	244,068	261,528	97,185	-	1
Net income	1,369,922	668	593,618	775,611	-	25

Balances at December 31, 2012	$131,591,215	$55,016,242	$48,367,809	$28,206,275	$-	$889

Balances at December 31, 2012	$131,591,215	$55,016,242	$48,367,809	$28,206,275	$-	$889

Transfers	-	(797,935)	797,935	-	-	-

Capital additions	14,475,028	5,814,279	6,370,443	2,290,306	-	-

Capital withdrawals	(55,778,084)	(17,380,851)	(23,271,306)	(15,125,927)	-	-

From operations:
Net investment loss	(3,096,504)	(1,931,115)	(877,539)	(287,817)	-	(33)
Net realized loss from investments	(6,031,771)	(2,299,892)	(2,253,094)	(1,478,757)	-	(28)
Net change in unrealized gain from investments	1,695,229	729,093	624,138	341,984	-	14
Net loss	(7,433,046)	(3,501,914)	(2,506,495)	(1,424,590)	-	(47)

Balances at December 31, 2013	$82,855,113	$39,149,821	$29,758,386	$13,946,064	$-	$842

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

B.  Method of Reporting

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of December 31, 2013 and 2012, and reported amounts of income and expenses for the years ended December 31, 2013, 2012 and 2011, respectively.  Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that the differences could be material.

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

The fair value of U.S. government agency bonds and notes is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs which include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government agency bonds and notes are categorized in Level I or Level 2 of the fair value hierarchy. As of December 31, 2013 and 2012 none of the Partnership’s holdings in U.S. government agency bonds and notes were fair valued using valuation models.

The fair value of U.S. treasury obligations is generally based on quoted prices in active markets. U.S. treasury obligations are categorized in Level 1 of the fair value hierarchy.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, notes, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of December 31, 2013 and 2012 none of the Partnership’s holdings in corporate notes were fair valued using valuation models.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. There were no changes in the Partnership’s valuation methodology during the years ended December 31, 2013 and 2012.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.  Fair Value (continued)

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of December 31, 2013 and December 31, 2012:

December 31, 2013	Level 1	Level 2	Level 3	Balance as of December 31, 2013

Assets

Futures contracts (1)	$984,657	$-	$-	$984,657
U.S. Government agency bonds and notes	38,587,116	-	-	38,587,116
Corporate notes	-	24,758,999	-	24,758,999
U.S. Treasury obligations	12,212,304	-	-	12,212,304

Total Assets	$51,784,077	$24,758,999	$-	$76,543,076

Liabilities

Futures contracts (1)	$(89,386)	$-	$-	$(89,386)

December 31, 2012	Level 1	Level 2	Level 3	Balance as of December 31, 2012

Assets

Futures contracts (1)	$1,740,253	$-	$-	$1,740,253
U.S. Government agency bonds and notes	50,456,545	-	-	50,456,545
Corporate notes	-	45,556,810	-	45,556,810
U.S. Treasury obligations	18,771,774	-	-	18,771,774

Total Assets	$70,968,572	$45,556,810	$-	$116,525,382

Liabilities

Futures contracts (1)	$(2,705,421)	$-	$-	$(2,705,421)

(1) See Note 7. "Financial Derivative Instruments" for the fair value in each type of contracts within this category.

For the years ended December 31, 2013 and 2012, there were no transfers between Level 1 and Level 2 assets and liabilities. For the years ended December 31, 2013 and 2012, there were no Level 3 securities.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

D.  Investment Transactions and Investment Income

Security transactions are recorded on the trade date for financial reporting purposes.  Realized gains and losses from security transactions are determined using the specific identification cost method. Change in net unrealized gain or loss from the preceding period is reported in the Statements of Income (Loss). Brokerage commissions on securities and other trading fees are reflected as an adjustment to cost or proceeds at the time of the transaction.  Interest income is recorded on an accrual basis.

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

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.  Futures Contracts (continued)

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at December 31, 2013 and 2012 are reflected within the Condensed Schedules of Investments.

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

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

I.  Income Taxes (continued)

appeals or litigation processes, based on the technical merits of the position.  The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority.  De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital. Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2013 and 2012.  However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Partnership is subject to income tax examinations by major taxing authorities for all tax years since 2011.

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively.  No interest expense or penalties have been recognized for the years ended December 31, 2013, 2012 and 2011.

 J.  Reclassifications

Certain amounts in the 2012 and 2011 financial statements were reclassified to conform to the 2013 presentation.

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

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner.  The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. No distributions were made for the years ended December 31, 2013, 2012 and 2011.

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

Total management fees earned by the General Partner for the years ended December 31, 2013, 2012 and 2011 are shown on the Statements of Income (Loss) as Management Fee.

B.  Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the years ended December 31, 2013, 2012 and 2011, administrative fees for Class A Interests were $155,133, $172,714 and $172,944, respectively, and administrative fees for Class B Interests were $133,854, $156,299 and $165,241, respectively.

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

At December 31, 2013 and 2012, respectively, the Partnership had commissions and brokerage fees payable to Altegris Futures of $88,962 and $101,419 and service fees payable to Altegris Investments of $13,850 and $25,089, respectively. The following tables show the fees paid to Altegris Investments and Altegris Futures for the years ended December 31, 2013, 2012 and 2011, respectively:

	Year ended	Year ended	Year ended
	December 31, 2013	December 31, 2012	December 31, 2011
Altegris Futures - Brokerage Commission fees	$1,412,491	$1,389,610	$1,467,076
Altegris Investments- Service fees	221,488	286,599	352,331
Total	$1,633,979	$1,676,209	$1,819,407

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

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 -  SERVICE FEES

Class A Interests pay selling agents an ongoing monthly payment of 0.166% of the month-end net asset value (2% annually) of the value of Interests sold by them which are outstanding at month-end as compensation for their continuing services to such Class A Limited Partners. Institutional Interests may pay selling agents, if the selling agent so elects, an ongoing monthly payment of 0.0417% (0.50% annually) of the value of Institutional Interests sold by them which are outstanding at month-end as compensation for their continuing services to such Limited Partners holding Institutional Interests. For the years ended December 31, 2013, 2012 and 2011, service fees for Class A Interests were $933,931, $1,049,656 and $1,039,679, respectively, and service fees for Institutional Interests were $787, $1,245 and $1,042, respectively.

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

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the fair value of derivative contracts as of December 31, 2013 and 2012.  The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position.  Fair value is presented on a gross basis in the table below even though the derivative contracts qualify for net presentation in the Statements of Financial Condition.

December 31, 2013

	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Currencies	$119,092	$-	$119,092

Energy	19	(85,488)	(85,469)

Interest Rates	165,915	(935)	164,980

Metals	14,690	(1,843)	12,847

Stock Indices	490,873	(1,120)	489,753

Treasury Rates	194,068	-	194,068

	$984,657	$(89,386)	$895,271

December 31, 2012

	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Agricultural	$13,406	$(24,060)	$(10,654)

Currencies	25,367	(257,746)	(232,379)

Energy	57,269	(835)	56,434

Interest Rates	1,405,250	(6,692)	1,398,558

Metals	72,631	(595)	72,036

Stock Indices	165,938	(1,757,765)	(1,591,827)

Treasury Rates	392	(657,728)	(657,336)

	$1,740,253	$(2,705,421)	$(965,168)

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the years ended December 31, 2013, 2012 and 2011.

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading derivatives contracts.

 Year Ended December 31, 2013

Type of		Change in
Futures Contracts	Realized	Unrealized

Agricultural	$(344,007)	$10,654

Currencies	(103,139)	351,471
		.
Energy	(1,156,256)	(141,903)

Interest Rates	2,270,041	(1,233,579)

Metals	342,812	(59,188)

Stock Indices	(5,133,038)	2,081,580

Treasury Rates	(716,886)	851,404

	$(4,840,473)	$1,860,439

For the year ended December 31, 2013, the number of futures contracts closed was 92,471.

 Year Ended December 31, 2012

Type of		Change in
Futures Contracts	Realized	Unrealized

Agricultural	$(811,497)	$85,884

Currencies	3,118,861	(212,593)
		.
Energy	841,923	88,610

Interest Rates	(4,321,571)	1,169,373

Metals	736,619	109,050

Stock Indices	12,353,548	(1,347,652)

Treasury Rates	(1,683,098)	542,953

	$10,234,785	$435,625

For the year ended December 31, 2012, the number of futures contracts closed was 150,019.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

 Year Ended December 31, 2011

Type of		Change in
Futures Contracts	Realized	Unrealized

Agricultural	$(452,605)	$155,322

Currencies	440,424	(675,588)
		.
Energy	(2,082,761)	(305,950)

Interest Rates	6,478,457	52,595

Metals	(2,618,636)	439,589

Stock Indices	3,207,127	(266,869)

Treasury Rates	3,622,230	(1,434,409)

	$8,594,236	$(2,035,310)

For the year ended December 31, 2011, the number of futures contracts closed was 122,024.

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

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets
				Gross Amounts Not Offset in the Statement of Financial Condition
As of December 31, 2013
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Commodity futures contracts	$984,657	$(89,386)	$895,271	$-	$-	$895,271

Offsetting the Financial Liabilities and Derivative Liabilities
				Gross Amounts Not Offset in the Statement of Financial Condition

As of December 31, 2013
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Commodity futures contracts	$(89,386)	$89,386	$-	$-	$-	$-

Offsetting the Financial Assets and Derivative Assets
				Gross Amounts Not Offset in the Statement of Financial Condition

As of December 31, 2012
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Commodity futures contracts	$1,740,253	$(1,740,253)	$-	$-	$-	$-

Offsetting the Financial Liabilities and Derivative Liabilities
				Gross Amounts Not Offset in the Statement of Financial Condition

As of December 31, 2012
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Commodity futures contracts	$(2,705,421)	$1,740,253	$(965,168)	$-	$-	$(965,168)

(1)	Does not include maintenance margin deposits held at the Clearing Broker of $2,460,129 for 2013 & $12,620,185 for 2012, respectively.

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

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the years ended December 31, 2013, 2012 and 2011. This information has been derived from information presented in the financial statements.

	Year ended December 31, 2013
			Institutional
	Class A	Class B	Interest

Total return for Limited Partners
Total return prior to incentive fees	(5.28%)	(3.36%)	(2.56%)
Incentive fees	(0.08%)	(0.15%)	(0.10%)
Total return after incentive fees	(5.36%)	(3.51%)	(2.66%)

Ratio to average net asset value
Expenses prior to incentive fees	4.24%	2.23%	1.38%
Incentive fees	0.07%	0.12%	0.07%

Total expenses	4.31%	2.35%	1.45%

Net investment loss (1)	(4.12%)	(2.12%)	(1.26%)

	Year ended December 31, 2012
			Institutional
	Class A	Class B	Interest

Total return for Limited Partners
Total return prior to incentive fees	3.43%	5.49%	6.36%
Incentive fees	(3.47%)	(3.56%)	(3.71%)
Total return after incentive fees	(0.04%)	1.93%	2.65%

Ratio to average net asset value
Expenses prior to incentive fees	4.19%	2.14%	1.29%
Incentive fees	3.47%	3.36%	3.64%

Total expenses	7.66%	5.50%	4.93%

Net investment loss (1)	(4.07%)	(2.02%)	(1.17%)

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 - FINANCIAL HIGHLIGHTS (CONTINUED)

	Year ended December 31, 2011
			Institutional	Special
	Class A	Class B	Interest	Interests (4)

Total return for Limited Partners (3)
Total return prior to incentive fees	(0.02%)	2.02%	2.83%	(0.68%)
Incentive fees	(0.65%)	(0.67%)	(0.98%)	0.00%
Total return after incentive fees	(0.67%)	1.35%	1.85%	(0.68%)

Ratio to average net asset value
Expenses prior to incentive fees	4.28%	2.23%	1.41%	0.78	%(2)
Incentive fees (3)	0.73%	0.69%	1.12%	0.00%

Total expenses	5.01%	2.92%	2.53%	0.78%

Net investment loss (1)	(4.06%)	(2.02%)	(1.20%)	(0.55	%)(2)

Total return and the ratios to average net asset value are calculated for each class of Limited Partners’ capital taken as a whole. An individual Limited Partner’s total return and ratios may vary from the above returns and ratios due to the timing of their contributions and withdrawals and differing fee structures.

Total return is calculated on a monthly compounded basis.

(1)	Excludes incentive fee.
(2)	Annualized only for Special Interests.
(3)	Not annualized.
(4)	For the period January 1, 2011 to September 30, 2011.

NOTE 11 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were available to be issued.

From January 1, 2014 through March 24, 2014, the Partnership had subscriptions of $417,175 and redemptions of $8,510,611. Management has determined there are no additional matters requiring disclosure.