Form 10-Q
period 2014-03-31
Altegris QIM Futures Fund, L.P.
filed 2014-05-15
CIK 1469317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

PART I – FINANCIAL INFORMATION

Item 1:   Financial Statements.

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2014 (Unaudited) and DECEMBER 31, 2013 (Audited)

	2014	2013
ASSETS
Equity in commodity broker account:
Cash	$2,843,842	$1,543,224
Restricted cash	1,259,308	1,498,559
Restricted foreign currency (cost - $1,815,026 and $964,576)	1,790,742	961,570
Unrealized gain on open commodity futures contracts	-	895,271

	5,893,892	4,898,624

Cash	5,306,461	6,976,791
Investment securities at value
(cost - $64,452,859 and $75,554,580)	64,457,763	75,558,419
Interest receivable	56,065	34,011

Total assets	$75,714,181	$87,467,845

Equity in commodity broker account:
Foreign currency (proceeds - $1,796,829 and $905,251)	$1,772,789	$902,430
Unrealized loss on open commodity futures contracts	259,234	-

	2,032,023	902,430

Redemptions payable	2,337,565	3,074,013
Subscriptions received in advance	104,500	170,375
Incentive fees payable	785	95,825
Management fee payable	74,278	80,319
Service fees payable	62,081	67,536
Brokerage commissions payable	25,650	67,143
Administrative fee payable	17,951	18,956
Payable to General Partner	1,067	1,067
Other liabilities	112,315	135,068

Total liabilities	4,768,215	4,612,732

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	822	842
Limited Partners	70,945,144	82,854,271

Total partners' capital (Net Asset Value)	70,945,966	82,855,113

Total liabilities and partners' capital	$75,714,181	$87,467,845

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2014 (Unaudited)

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$6,393,000	4/1/2014	Federal Farm Credit Bank Disc Note, 0.01%*	$6,393,000	9.01%
2,500,000	4/2/2014	Federal Home Loan Bank Disc Note,0.02%*	2,499,997	3.52%
500,000	4/4/2014	Federal Home Loan Bank Disc Note, 0.03%*	499,998	0.70%
2,000,000	4/1/2014	Federal Home Loan Bank, 0.17%	2,000,000	2.82%
2,200,000	4/2/2014	Federal Home Loan Bank, 0.06%	2,199,998	3.10%
3,000,000	6/2/2014	Federal Home Loan Bank, 0.11%	3,000,126	4.23%
2,000,000	7/24/2014	Federal Home Loan Bank, 0.19%	2,000,742	2.82%
500,000	9/12/2014	Federal Home Loan Bank, 0.21%	500,259	0.71%
2,500,000	9/18/2014	Federal Home Loan Bank, 0.17%	2,500,825	3.52%
1,000,000	11/12/2014	Federal Home Loan Bank, 0.13%	999,981	1.41%
2,500,000	11/20/2014	Federal Home Loan Bank, 0.13%	2,500,520	3.52%
2,000,000	1/16/2015	Federal Home Loan Bank, 0.25%	2,001,740	2.82%
2,500,000	3/20/2015	Federal Home Loan Bank, 0.13%	2,498,503	3.52%
2,500,000	8/14/2014	Federal Home Loan Mortgage Corp, 0.25%	2,501,380	3.53%
2,000,000	8/27/2014	Federal Home Loan Mortgage Corp, 1.00%	2,007,410	2.83%
1,900,000	6/4/2014	Federal National Mort Assoc Disc Note, 0.03%*	1,899,899	2.68%
Total U.S. Government Agency Bonds and Notes (cost - $35,999,185)			36,004,378	50.74%

U.S. Treasury Obligations
$2,550,000	4/3/2014	United States Treasury Bill, 0.01%*	2,549,997	3.59%
2,250,000	4/10/2014	United States Treasury Bill, 0.08%*	2,249,989	3.17%
3,200,000	4/17/2014	United States Treasury Bill, 0.03%*	3,199,962	4.51%
7,500,000	4/15/2014	United States Treasury Note, 1.25%	7,502,933	10.58%
500,000	5/15/2014	United States Treasury Note, 1.00%	500,566	0.71%
Total United States Treasury Obligations (cost - $16,003,729)			16,003,447	22.56%

Corporate Notes
$1,900,000	4/25/2014	Bank of Montreal, 0.10%	1,900,000	2.68%
2,250,000	4/7/2014	General Electric Co Disc Note, 0.05%*	2,249,978	3.17%
1,900,000	4/22/2014	The Norinchukin Bank, 0.21%	1,900,074	2.68%
2,250,000	4/4/2014	Sumitomo Mutsui Banking Corp, 0.16%	2,249,993	3.17%
2,250,000	4/21/2014	Sumitomo Mutsui Trust Bank Limited, 0.09%	2,249,985	3.17%
1,900,000	4/15/2014	Toyota Motor Credit Corp Disc Note, 0.05%*	1,899,908	2.68%
Total Corporate Notes (cost - $12,449,945)			12,449,938	17.55%

Total Investment Securities (cost - $64,452,859)			$64,457,763	90.85%

*	The rate reported is the effective yield at time of purchase.

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
MARCH 31, 2014 (Unaudited)

	Range of Expiration Dates	Number of Contracts	Value	% of Partners' Capital

Long Futures Contracts:
Currencies	Jun 14	33	$16,977	0.02%
Energy	Apr 14	64	(21,505)	(0.03)%
Interest Rates	Jun 14	21	(1,075)	0.00%
Metals	May 14 - Jun 14	56	(48,183)	(0.07)%
Stock Indices	Apr 14 - Jun 14	214	29,354	0.04%
Treasury Rates	Jun 14	110	(2,358)	(0.00)%

Total Long Futures Contracts		498	(26,790)	(0.04)%

Short Futures Contracts:
Currencies	Jun 14	76	(3,145)	0.00%
Energy	May 14	5	(2,200)	0.00%
Interest Rates	Jun 14	258	58,500	0.08%
Metals	May 14	20	(28,847)	(0.04)%
Stock Indices	Apr 14 - Jun 14	225	(227,386)	(0.32)%
Treasury Rates	Jun 14	166	(29,366)	(0.05)%

Total Short Futures Contracts		750	(232,444)	(0.33)%

Total Futures Contracts		1,248	$(259,234)	(0.37)%

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2013 (Audited)

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
DECEMBER 31, 2013 (Audited)

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

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (Unaudited)

	2014	2013
TRADING GAIN (LOSS)
Gain (loss) on trading of commodity futures
Realized	$481,654	$(7,907,125)
Change in unrealized	(1,154,505)	479,966
Brokerage Commissions	(295,160)	(496,306)

Loss from trading futures	(968,011)	(7,923,465)

Gain (loss) on trading of securities
Realized	3,206	12,507
Change in unrealized	1,065	(38)

Gain from trading securities	4,271	12,469

Gain (loss) on trading of foreign currency
Realized	12,804	122,833
Change in unrealized	(59)	15,291

Gain from trading foreign currency	12,745	138,124
Total trading loss	(950,995)	(7,772,872)

NET INVESTMENT INCOME (LOSS)
Income
Interest income	17,518	37,834

Expenses
Management fee	231,519	378,260
Service fees	191,286	267,261
Professional fees	87,394	113,543
Administrative fee	55,399	85,872
Offering costs	1,234	1,084
Incentive fees	785	-
Interest expense	173	8,022
Other expenses	38,178	32,768

Total expenses	605,968	886,810

Net investment loss	(588,450)	(848,976)

NET LOSS	$(1,539,445)	$(8,621,848)

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (Unaudited)

		Limited Partners

	Total	Class A	Class B	Institutional Interests	General Partner

Balances at December 31, 2012	$131,591,215	$55,016,242	$48,367,809	$28,206,275	$889

Transfers	-	(321,697)	321,697	-	-

Capital additions	8,154,867	3,374,979	3,229,888	1,550,000	-

Capital withdrawals	(7,458,769)	(3,481,910)	(3,016,050)	(960,809)	-

From operations:
Net investment loss	(848,976)	(531,797)	(238,941)	(78,230)	(8)
Net realized loss from investments (net of brokerage commissions)	(8,268,091)	(3,427,927)	(3,084,301)	(1,755,808)	(55)
Net change in unrealized gain from investments	495,219	207,487	185,816	101,913	3
Net loss	(8,621,848)	(3,752,237)	(3,137,426)	(1,732,125)	(60)

Balances at March 31, 2013	$123,665,465	$50,835,377	$45,765,918	$27,063,341	$829

Balances at December 31, 2013	$82,855,113	$39,149,821	$29,758,386	$13,946,064	$842

Transfers	-	(94,581)	-	94,581	-

Capital additions	417,175	417,175	-	-	-

Capital withdrawals	(10,786,877)	(2,808,497)	(3,856,562)	(4,121,818)	-

From operations:
Net investment loss	(588,450)	(397,463)	(153,091)	(37,887)	(9)
Net realized gain from investments (net of brokerage commissions)	202,504	64,040	64,646	73,817	1
Net change in unrealized loss from investments	(1,153,499)	(562,418)	(417,482)	(173,587)	(12)
Net loss	(1,539,445)	(895,841)	(505,927)	(137,657)	(20)

Balances at March 31, 2014	$70,945,966	$35,768,077	$25,395,897	$9,781,170	$822

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

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of March 31, 2014 and December 31, 2013, and reported amounts of income and expenses for the periods ended March 31, 2014 and 2013, respectively.  Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that the differences could be material.

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

The fair value of U.S. government agency bonds and notes is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs which include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government agency bonds and notes are categorized in Level I or Level 2 of the fair value hierarchy. As of March 31, 2014 and December 31, 2013 none of the Partnership’s holdings in U.S. government agency bonds and notes were fair valued using valuation models.

The fair value of U.S. treasury obligations is generally based on quoted prices in active markets. U.S. treasury obligations are categorized in Level 1 of the fair value hierarchy.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, notes, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of March 31, 2014 and December 31, 2013 none of the Partnership’s holdings in corporate notes were fair valued using valuation models.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.  Fair Value (continued)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. There were no changes in the Partnership’s valuation methodology during the periods ended March 31, 2014 and December 31, 2013.

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of March 31, 2014 and December 31, 2013:

March 31, 2014	Level 1	Level 2	Level 3	Balance as of March 31, 2014

Assets

Futures contracts (1)	$158,538	$-	$-	$158,538
U.S. Government agency bonds and notes	36,004,378	-	-	36,004,378
U.S. Treasury obligations	16,003,447	-	-	16,003,447
Corporate notes	-	12,449,938	-	12,449,938

Total Assets	$52,166,363	$12,449,938	$-	$64,616,301

Liabilities

Futures contracts (1)	$(417,772)	$-	$-	$(417,772)

December 31, 2013	Level 1	Level 2	Level 3	Balance as of December 31, 2013

Assets

Futures contracts (1)	$984,657	$-	$-	$984,657
U.S. Government agency bonds and notes	38,587,116	-	-	38,587,116
Corporate notes	-	24,758,999	-	24,758,999
U.S. Treasury obligations	12,212,304	-	-	12,212,304

Total Assets	$51,784,077	$24,758,999	$-	$76,543,076

Liabilities

Futures contracts (1)	$(89,386)	$-	$-	$(89,386)

(1) See Note 7. "Financial Derivative Instruments" for the fair value in each type of contracts within this category.

For the three months ended March 31, 2014 and the year ended December 31, 2013, there were no transfers between Level 1 and Level 2 assets and liabilities. For the three months ended March 31, 2014 and the year ended December 31, 2013, there were no Level 3 securities.

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

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.  Futures Contracts (continued)

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at March 31, 2014 and December 31, 2013 are reflected within the Condensed Schedules of Investments.

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

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

I.  Income Taxes (continued)

appeals or litigation processes, based on the technical merits of the position.  The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority.  De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital. Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2014 and December 31, 2013.  However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Partnership is subject to income tax examinations by major taxing authorities for all tax years since 2011.

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively.  No interest expense or penalties have been recognized as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013.

 J.  Reclassifications

Certain amounts in the 2013 financial statements were reclassified to conform to the 2014 presentation.

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

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner.  The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. No distributions were made for the three months ended March 31, 2014 and 2013.

The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner.

NOTE 3 - RELATED PARTY TRANSACTIONS

A.  General Partner Management Fee

The General Partner receives a monthly management fee from the Partnership equal to 0.104% (1.25% annually) for Class A and Class B, and 0.0625% (0.75% annually) for Institutional Interests of the Partnership's management fee net asset value. The General Partner may declare any Limited Partner a “Special Limited Partner” and the management fees or incentive fees charged to any such partner may be different than those charged to other Limited Partners.

Total management fees earned by the General Partner for the three months ended March 31, 2014 and 2013 are shown on the Statements of Income (Loss) as Management Fee.

B.  Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the three months ended March 31, 2014 and 2013, administrative fees for Class A Interests were $31,816 and $45,130, respectively, and administrative fees for Class B Interests were $23,583 and $40,742, respectively.

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

At March 31, 2014 and December 31, 2013, respectively, the Partnership had commissions and brokerage fees payable to Altegris Futures of $18,162 and $60,231 and service fees payable to Altegris Investments of $12,798 and $13,850, respectively. The following tables show the fees paid to Altegris Investments and Altegris Futures for the three months ended March 31, 2014 and 2013, respectively:

	Three months ended March 31, 2014	Three months ended March 31, 2013
Altegris Futures - Brokerage Commission fees	$119,792	$177,735
Altegris Investments- Service fees	39,728	69,013
Total	$159,520	$246,748

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

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - SERVICE FEES

Class A Interests pay selling agents an ongoing monthly payment of 0.166% of the month-end net asset value (2% annually) of the value of Interests sold by them which are outstanding at month-end as compensation for their continuing services to such Class A Limited Partners. Institutional Interests may pay selling agents, if the selling agent so elects, an ongoing monthly payment of 0.0417% (0.50% annually) of the value of Institutional Interests sold by them which are outstanding at month-end as compensation for their continuing services to such Limited Partners holding Institutional Interests. For the three months ended March 31, 2014 and 2013, service fees for Class A Interests were $191,161 and $267,138, respectively, and service fees for Institutional Interests were $125 and $123, respectively.

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

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the fair value of derivative contracts as of March 31, 2014 and December 31, 2013.  The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position.  Fair value is presented on a gross basis in the table below even though the derivative contracts qualify for net presentation in the Statements of Financial Condition.

March 31, 2014

	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Currencies	$23,003	$(9,171)	$13,832

Energy	-	(23,704)	(23,704)

Interest Rates	71,160	(13,735)	57,425

Metals	-	(77,030)	(77,030)

Stock Indices	40,444	(238,476)	(198,032)

Treasury Rates	23,931	(55,656)	(31,725)

	$158,538	$(417,772)	$(259,234)

December 31, 2013

	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Currencies	$119,092	$-	$119,092

Energy	19	(85,488)	(85,469)

Interest Rates	165,915	(935)	164,980

Metals	14,690	(1,843)	12,847

Stock Indices	490,873	(1,120)	489,753

Treasury Rates	194,068	-	194,068

	$984,657	$(89,386)	$895,271

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three months ended March 31, 2014 and 2013.

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading derivatives contracts.

 Three Months Ended March 31, 2014

Type of		Change in
Futures Contracts	Realized	Unrealized

Agricultural	$-	$-

Currencies	(644,135)	(105,260)
		.
Energy	696,945	61,765

Interest Rates	1,966,772	(107,555)

Metals	(147,985)	(89,878)

Stock Indices	(571,915)	(687,785)

Treasury Rates	(818,028)	(225,792)

	$481,654	$(1,154,505)

For the three months ended March 31, 2014, the number of futures contracts closed was 19,209.

 Three Months Ended March 31, 2013

Type of		Change in
Futures Contracts	Realized	Unrealized

Agricultural	$(132,972)	$(33,643)

Currencies	65,607	183,709
		.
Energy	(51,783)	18,209

Interest Rates	263,159	(1,478,004)

Metals	938,328	(36,791)

Stock Indices	(4,559,101)	1,147,289

Treasury Rates	(4,430,363)	679,197

	$(7,907,125)	$479,966

For the three months ended March 31, 2013, the number of futures contracts closed was 39,754.

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

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets
				Gross Amounts Not Offset in the Statement of Financial Condition
As of March 31, 2014
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Commodity futures contracts	$158,538	$(158,538)	$-	$-	$-	$-

Offsetting the Financial Liabilities and Derivative Liabilities
				Gross Amounts Not Offset in the Statement of Financial Condition

As of March 31, 2014
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Commodity futures contracts	$(417,772)	$158,538	$(259,234)	$-	$-	$(259,234)

Offsetting the Financial Assets and Derivative Assets
				Gross Amounts Not Offset in the Statement of Financial Condition

As of December 31, 2013
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Commodity futures contracts	$984,657	$(89,386)	$895,271	$-	$-	$895,271

Offsetting the Financial Liabilities and Derivative Liabilities
				Gross Amounts Not Offset in the Statement of Financial Condition

As of December 31, 2013
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Commodity futures contracts	$(89,386)	$89,386	$-	$-	$-	$-

(1)	Does not include maintenance margin deposits held at the Clearing Broker of $3,050,050 for 2014 & $2,460,129 for 2013, respectively.

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

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three months ended March 31, 2014 and 2013. This information has been derived from information presented in the financial statements.

	Three Months ended March 31, 2014

			Institutional
	Class A	Class B	Interest

Total return for Limited Partners (3)
Total return prior to incentive fees	(2.41%)	(1.92%)	(1.70%)
Incentive fees	0.00%	0.00%	0.00%
Total return after incentive fees	(2.41%)	(1.92%)	(1.70%)

Ratio to average net asset value
Expenses prior to incentive fees (2)	4.30%	2.29%	1.46%
Incentive fees (3)	0.00%	0.00%	0.00%

Total expenses	4.30%	2.29%	1.46%

Net investment loss (1) (2)	(4.21%)	(2.20%)	(1.37%)

	Three Months ended March 31, 2013

			Institutional
	Class A	Class B	Interest

Total return for Limited Partners (3)
Total return prior to incentive fees	(6.71%)	(6.25%)	(6.05%)
Incentive fees	0.00%	0.00%	0.00%
Total return after incentive fees	(6.71%)	(6.25%)	(6.05%)

Ratio to average net asset value
Expenses prior to incentive fees (2)	4.13%	2.13%	1.25%
Incentive fees (3)	0.00%	0.00%	0.00%

Total expenses	4.13%	2.13%	1.25%

Net investment loss (1) (2)	(4.02%)	(2.01%)	(1.13%)

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

From April 1, 2014 through May 15, 2014, the Partnership had subscriptions of $676,410 and redemptions of $2,053,377. Management has determined there are no additional matters requiring disclosure.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
_______________

PART I – FINANCIAL INFORMATION (continued)

Item 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed.  Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so.  Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading.  A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities.  Through March 31, 2014, the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Performance Summary

Three Months Ended March 31, 2014

During the first quarter of 2014, the Partnership achieved net realized and unrealized losses of $950,995from its trading activities, net of brokerage commissions of $295,160.  The Partnership accrued total expenses of $605,968, including $231,519 in management fees paid to the General Partner, and $278,680 in service and professional fees.  The Partnership earned $17,518 in interest income during the first quarter of 2014.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the first quarter of 2014 is set forth below.

First Quarter 2014.  The Partnership experienced a gain in January largely driven by positions in futures contracts on the Eurobund, U.S. and European stock indices and natural gas. Long positions in futures contracts on the Eurobund and natural gas contributed to performance.  Performance also benefited from holding short positions in futures contracts on the S&P index early in the month and then switching to long positions later in the month.  Early in the month, long positions in futures contracts on the DAX and DJ Euro Stoxx 50 indices added to performance while later in the month short positions benefited performance. The Partnership’s performance was hurt by short positions in futures contracts on the U.S. 10-Year Note, but the positions’ losses were offset by gains in long futures positions in the U.S. Ultra Bond and 30-Year Bond. Performance was adversely impacted by long positions in futures contracts on Japanese stock indices and positions in the Euro.  The Partnership experienced a slight gain in February largely driven by long positions in futures contracts on natural gas and on interest rates.  Long positions on futures in Eurobund, Euro-Bobl and U.S. Treasuries and on the S&P index contributed positively to performance.  Performance also benefited from short positions in futures contracts on natural gas late in the month.  Short positions in futures contracts on the S&P and Dax indices were the largest detractors to performance during the month. The Partnership experienced a loss in March driven by losses across all sectors.  Losses were primarily due to long positions in futures contracts on the U.S. 10-Year Note and other U.S. Treasuries early in the month and short positions in the same later in the month.  Positions in futures contracts on the Dax and DJ Euro Stoxx 50 indices and on the Yen contributed to losses as the markets fluctuated generally inverse to the Partnership’s positions.   Contributors to performance included long positions in futures contracts on the S&P index and positions in futures contracts Eurobund and Euro-Bobl.

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

(b) Not applicable.

(c) Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner.  The Partnership may declare additional redemption dates upon notice to the Limited Partners.  The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners.  The following table summarizes the redemptions by Limited Partners during the first calendar quarter of 2014:

Month	Amount Redeemed
January 31, 2014	$5,808,789
February 28, 2014	$2,701,822
March 31, 2014	$2,276,266

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

Dated: May 15, 2014

ALTEGRIS QIM FUTURES FUND, L.P.

By:	ALTEGRIS PORTFOLIO MANAGEMENT, INC.
(d/b/a Altegris Funds), its general partner

/s/ Jon C. Sundt
Jon C. Sundt, President (principal executive officer and principal financial officer)