Form 10-Q
period 2014-06-30
Altegris QIM Futures Fund, L.P.
filed 2014-08-14
CIK 1469317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

PART I – FINANCIAL INFORMATION

Item 1:   Financial Statements.

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2014 (Unaudited) and DECEMBER 31, 2013 (Audited)

	2014	2013
ASSETS
Equity in commodity broker account:
Cash	$199,753	$1,543,224
Restricted cash	1,484,099	1,498,559
Restricted foreign currency (cost - $528,960 and $964,576)	525,864	961,570
Unrealized gain on open commodity futures contracts	53,552	895,271

	2,263,268	4,898,624

Cash	6,685,678	6,976,791
Investment securities at value
(cost - $55,017,564 and $75,554,580)	55,019,574	75,558,419
Interest receivable	56,884	34,011

Total assets	$64,025,404	$87,467,845

LIABILITIES
Equity in commodity broker account:
Foreign currency (proceeds - $540,474 and $905,251)	$537,311	$902,430
Redemptions payable	3,458,654	3,074,013
Subscriptions received in advance	-	170,375
Incentive fees payable	-	95,825
Management fee payable	62,529	80,319
Service fees payable	55,260	67,536
Brokerage commissions payable	57,865	67,143
Administrative fee payable	15,079	18,956
Payable to General Partner	1,067	1,067
Other liabilities	110,108	135,068

Total liabilities	4,297,873	4,612,732

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	767	842
Limited Partners	59,726,764	82,854,271

Total partners' capital (Net Asset Value)	59,727,531	82,855,113

Total liabilities and partners' capital	$64,025,404	$87,467,845

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2014 (Unaudited)

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$4,592,000	7/1/2014	Federal Farm Credit Bank Disc Note, 0.01%*	$4,592,000	7.69%
1,250,000	7/2/2014	Federal Farm Credit Bank Disc Note, 0.02%*	1,249,999	2.09%
1,500,000	7/11/2014	Federal Home Loan Bank Disc Note,0.03%*	1,499,988	2.51%
2,000,000	7/18/2014	Federal Home Loan Bank Disc Note, 0.03%*	1,999,972	3.35%
2,000,000	7/24/2014	Federal Home Loan Bank, 0.08%*	2,000,146	3.35%
500,000	9/12/2014	Federal Home Loan Bank, 0.08%*	500,141	0.84%
2,500,000	9/18/2014	Federal Home Loan Bank, 0.08%*	2,500,525	4.19%
1,000,000	11/12/2014	Federal Home Loan Bank, 0.10%*	1,000,091	1.67%
2,500,000	11/20/2014	Federal Home Loan Bank, 0.10%*	2,500,215	4.19%
2,000,000	1/16/2015	Federal Home Loan Bank, 0.12%*	2,001,438	3.35%
2,500,000	3/20/2015	Federal Home Loan Bank, 0.21%*	2,498,532	4.18%
2,500,000	8/14/2014	Federal Home Loan Mortgage Corp, 0.08%*	2,500,542	4.19%
2,000,000	8/27/2014	Federal Home Loan Mortgage Corp, 0.12%*	2,002,846	3.35%
1,200,000	4/17/2015	Federal Home Loan Mortgage Corp, 0.14%*	1,203,491	2.02%
6,500,000	7/2/2014	Federal National Mort Assoc Disc Note, 0.05%*	6,499,994	10.88%
2,000,000	3/16/2015	Federal National Mortgage Association, 0.13%*	2,003,418	3.35%
2,000,000	7/2/2015	Federal National Mortgage Association, 0.18%*	2,006,478	3.36%
Total U.S. Government Agency Bonds and Notes (cost - $38,557,661)			38,559,816	64.56%

Corporate Notes
$1,600,000	7/14/2014	Albion Capital Corp Disc Note, 0.11%*	1,599,794	2.68%
1,600,000	7/10/2014	Apple Inc. Disc Note, 0.07%*	1,599,940	2.68%
1,600,000	7/3/2014	Bank of Montreal, 0.08%*	1,600,000	2.68%
1,100,000	7/9/2014	Danaher Corp Disc Note, 0.10%*	1,099,909	1.84%
2,000,000	7/1/2014	General Electric Co Disc Note, 0.06%*	1,999,996	3.35%
1,700,000	7/25/2014	The Norinchukin Bank, 0.16%*	1,700,000	2.84%
1,750,000	7/3/2014	Sumitomo Mutsui Banking Corp, 0.18%*	1,750,000	2.93%
1,500,000	7/23/2014	Sumitomo Mutsui Trust Bank Limited, 0.18%*	1,500,000	2.51%
1,600,000	7/15/2014	Working Capital Management Co LP Disc Note, 0.13%*	1,599,807	2.68%
Total Corporate Notes (cost - $14,449,446)			14,449,446	24.19%

U.S. Treasury Obligation
$2,000,000	8/15/2014	United States Treasury Note, 0.21%*	2,010,312	3.37%
Total United States Treasury Obligation (cost - $2,010,457)			2,010,312	3.37%

Total Investment Securities (cost - $55,017,564)			$55,019,574	92.12%

*	The rate reported is the effective yield at time of purchase.

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
JUNE 30, 2014 (Unaudited)

	Range of Expiration Dates	Number of Contracts	Value	% of Partners' Capital

Long Futures Contracts:
Currencies	Sept 14	68	$32,415	0.05%
Energy	Jul 14 - Aug 14	79	(58,997)	(0.10)%
Interest Rates	Sept 14	76	12,777	0.02%
Metals	Sept 14	1	760	0.00%
Stock Indices	Jul 14 - Sept 14	76	24,658	0.04%
Treasury Rates	Sept 14	350	90,285	0.15%

Total Long Futures Contracts		650	101,898	0.16%

Short Futures Contracts:
Currencies	Sept 14	5	738	0.00%
Energy	Jul 14	15	(2,932)	0.00%
Interest Rates	Sept 14	30	(32,795)	(0.05)%
Metals	Aug 14 - Sept 14	6	(4,596)	(0.01)%
Stock Indices	Sept 14	112	(8,761)	(0.01)%

Total Short Futures Contracts		168	(48,346)	(0.07)%

Total Futures Contracts		818	$53,552	0.09%

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

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF INCOME (LOSS)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
TRADING GAIN (LOSS)
Gain (loss) on trading of commodity futures
Realized	$(4,070,010)	$(1,533,095)	$(3,588,356)	$(9,440,220)
Change in unrealized	312,786	(412,337)	(841,719)	67,629
Brokerage Commissions	(250,465)	(445,215)	(545,625)	(941,521)

Loss from trading futures	(4,007,689)	(2,390,647)	(4,975,700)	(10,314,112)

Gain (loss) on trading of securities
Realized	1,479	8,954	4,685	21,461
Change in unrealized	(2,894)	(7,566)	(1,829)	(7,604)

Gain (loss) from trading securities	(1,415)	1,388	2,856	13,857

Gain (loss) on trading of foreign currency
Realized	1,572	279,605	14,376	402,438
Change in unrealized	311	(170,346)	252	(155,055)

Gain from trading foreign currency	1,883	109,259	14,628	247,383

Total trading loss	(4,007,221)	(2,280,000)	(4,958,216)	(10,052,872)

NET INVESTMENT INCOME (LOSS)
Income
Interest income	15,396	33,285	32,914	71,119

Expenses
Management fee	197,302	339,637	428,821	717,897
Service fees	166,589	247,420	357,875	514,681
Professional fees	77,948	113,318	165,342	226,861
Administrative fee	47,566	77,240	102,965	163,112
Incentive fees	-	-	785	-
Interest expense	283	16,068	456	24,090
Other expenses	32,108	29,076	71,520	62,928

Total expenses	521,796	822,759	1,127,764	1,709,569

Net investment loss	(506,400)	(789,474)	(1,094,850)	(1,638,450)

NET LOSS	$(4,513,621)	$(3,069,474)	$(6,053,066)	$(11,691,322)

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (Unaudited)

		Limited Partners

	Total	Class A	Class B	Institutional Special Interests	General Partner

Balances at December 31, 2012	$131,591,215	$55,016,242	$48,367,809	$28,206,275	$889

Transfers	-	(498,600)	498,600	-	-

Capital additions	12,083,666	5,091,017	4,702,649	2,290,000	-

Capital withdrawals	(26,340,146)	(8,964,061)	(10,152,437)	(7,223,648)	-

From operations:
Net investment loss	(1,638,450)	(1,028,838)	(457,585)	(152,011)	(16)
Net realized loss from investments	(9,957,842)	(4,119,694)	(3,711,106)	(2,126,976)	(66)
Net change in unrealized loss from investments	(95,030)	(54,050)	(26,006)	(14,973)	(1)
Net loss	(11,691,322)	(5,202,582)	(4,194,697)	(2,293,960)	(83)

Balances at June 30, 2013	$105,643,413	$45,442,016	$39,221,924	$20,978,667	$806

Balances at December 31, 2013	$82,855,113	$39,149,821	$29,758,386	$13,946,064	$842

Transfers	-	(94,581)	-	94,581	-

Capital additions	1,093,585	786,585	307,000	-	-

Capital withdrawals	(18,168,101)	(6,109,781)	(6,937,049)	(5,121,271)	-

From operations:
Net investment loss	(1,094,850)	(747,101)	(279,602)	(68,130)	(17)
Net realized loss from investments	(4,114,920)	(2,118,582)	(1,476,502)	(519,787)	(49)
Net change in unrealized loss from investments	(843,296)	(406,985)	(305,290)	(131,012)	(9)
Net loss	(6,053,066)	(3,272,668)	(2,061,394)	(718,929)	(75)

Balances at June 30, 2014	$59,727,531	$30,459,376	$21,066,943	$8,200,445	$767

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

B.  Method of Reporting

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of June 30, 2014 and December 31, 2013, and reported amounts of income and expenses for the three and six months ended June 30, 2014 and 2013, respectively.  Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that the differences could be material.

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

The fair value of U.S. government agency bonds and notes is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs which include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government agency bonds and notes are categorized in Level I or Level 2 of the fair value hierarchy. As of June 30, 2014 and December 31, 2013 none of the Partnership’s holdings in U.S. government agency bonds and notes were fair valued using valuation models.

The fair value of U.S. treasury obligations is generally based on quoted prices in active markets. U.S. treasury obligations are categorized in Level 1 of the fair value hierarchy.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, notes, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of June 30, 2014 and December 31, 2013 none of the Partnership’s holdings in corporate notes were fair valued using valuation models.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.  Fair Value (continued)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. There were no changes in the Partnership’s valuation methodology during the periods ended June 30, 2014 and December 31, 2013.

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of June 30, 2014 and December 31, 2013:

				Balance as of
June 30, 2014	Level 1	Level 2	Level 3	June 30, 2014

Assets

Futures contracts (1)	$173,345	$-	$-	$173,345
U.S. Government agency bonds and notes	38,559,816	-	-	38,559,816
Corporate notes	-	14,449,446	-	14,449,446
U.S. Treasury obligation	2,010,312	-	-	2,010,312

Total Assets	$40,743,473	$14,449,446	$-	$55,192,919

Liabilities

Futures contracts (1)	$(119,793)	$-	$-	$(119,793)

December 31, 2013	Level 1	Level 2	Level 3	Balance as of December 31, 2013

Assets

Futures contracts (1)	$984,657	$-	$-	$984,657
U.S. Government agency bonds and notes	38,587,116	-	-	38,587,116
Corporate notes	-	24,758,999	-	24,758,999
U.S. Treasury obligations	12,212,304	-	-	12,212,304

Total Assets	$51,784,077	$24,758,999	$-	$76,543,076

Liabilities

Futures contracts (1)	$(89,386)	$-	$-	$(89,386)

(1)	See Note 7. "Financial Derivative Instruments" for the fair value in each type of contracts within this category.

For the six month period ended June 30, 2014 and the year ended December 31, 2013, there were no transfers between Level 1 and Level 2 assets and liabilities. For the six month period ended June 30, 2014 and the year ended December 31, 2013, there were no Level 3 securities.

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

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.  Futures Contracts (continued)

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at June 30, 2014 and December 31, 2013 are reflected within the Condensed Schedules of Investments.

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

G.  Cash

Restricted cash is held as maintenance margin deposits for futures contracts.

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

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority.  De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital. Based on its analysis, the Partnership has determined that it has not incurred any liability for

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

H.  Income Taxes (continued)

unrecognized tax benefits as of June 30, 2014 and December 31, 2013.  However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Partnership is subject to income tax examinations by major taxing authorities for all tax years since 2011.

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively.  No interest expense or penalties have been recognized as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013.

I.  Reclassifications

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

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner.  A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement.  The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the six months ended June 30, 2014 and 2013.

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

Total management fees earned by the General Partner for the three and six months ended June 30, 2014 and 2013 are shown on the Statements of Income (Loss) as Management Fee.

B.  Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the three and six months ended June 30, 2014, administrative fees for Class A Interests were $28,153 and $59,969, respectively, and administrative fees for Class B Interests were $19,413 and $42,996, respectively. For the three and six months ended June 30, 2013, administrative fees for Class A Interests were $41,175 and $86,305, respectively, and administrative fees for Class B Interests were $36,065 and $76,807, respectively.

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

At June 30, 2014 and December 31, 2013, respectively, the Partnership had commissions and brokerage fees payable to Altegris Futures of $52,957 and $60,231 and service fees payable to Altegris Investments of $10,358 and $13,850, respectively. The following tables show the fees paid to Altegris Investments and Altegris Futures for the three and six months ended June 30, 2014 and 2013, respectively:

	Three months ended June 30, 2014	Six months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2013
Altegris Futures - Brokerage Commission fees	$112,409	$232,201	$199,522	$377,257
Altegris Investments- Service fees	32,874	72,602	62,357	131,370
Total	$145,283	$304,803	$261,879	$508,627

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

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - SERVICE FEES

Class A Interests pay selling agents an ongoing monthly payment of 0.166% of the month-end net asset value (2% annually) of the value of Interests sold by them which are outstanding at month-end as compensation for their continuing services to such Class A Limited Partners. Institutional Interests may pay selling agents, if the selling agent so elects, an ongoing monthly payment of 0.0417% (0.50% annually) of the value of Institutional Interests sold by them which are outstanding at month-end as compensation for their continuing services to such Limited Partners holding Institutional Interests. For the three and six months ended June 30, 2014, service fees for Class A Interests were $166,474 and $357,635, respectively, and service fees for Institutional Interests were $115 and $240, respectively. For the three and six months ended June 30, 2013, service fees for Class A Interests were $246,995 and $514,133, respectively, and service fees for Institutional Interests were $425 and $548, respectively.

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

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the fair value of derivative contracts as of June 30, 2014 and December 31, 2013.  The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position.  Fair value is presented on a gross basis in the table below even though the derivative contracts qualify for net presentation in the Statements of Financial Condition.

June 30, 2014

	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Currencies	$33,828	$(674)	$33,154

Energy	-	(61,929)	(61,929)

Interest Rates	20,101	(40,120)	(20,019)

Metals	1,355	(5,191)	(3,836)

Stock Indices	27,776	(11,879)	15,897

Treasury Rates	90,285	-	90,285

	$173,345	$(119,793)	$53,552

December 31, 2013

	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Currencies	$119,092	$-	$119,092

Energy	19	(85,488)	(85,469)

Interest Rates	165,915	(935)	164,980

Metals	14,690	(1,843)	12,847

Stock Indices	490,873	(1,120)	489,753

Treasury Rates	194,068	-	194,068

	$984,657	$(89,386)	$895,271

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three and six months ended June 30, 2014 and 2013.

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading derivatives contracts.

Three Months Ended June 30, 2014
Type of		Change in
Futures Contracts	Realized	Unrealized

Agricultural	$-	$-

Currencies	(350,156)	19,321
		.
Energy	119,540	(38,224)

Interest Rates	(269,287)	(77,443)

Metals	(136,694)	73,194

Stock Indices	(2,922,046)	213,929

Treasury Rates	(511,367)	122,009

	$(4,070,010)	$312,786

For the three months ended June 30, 2014, the number of futures contracts closed was 15,371.

Six Months Ended June 30, 2014
Type of		Change in
Futures Contracts	Realized	Unrealized

Agricultural	$-	$-

Currencies	(994,291)	(85,939)
		.
Energy	816,485	23,541

Interest Rates	1,697,485	(184,998)

Metals	(284,679)	(16,684)

Stock Indices	(3,493,961)	(473,856)

Treasury Rates	(1,329,395)	(103,783)

	$(3,588,356)	$(841,719)

For the six months ended June 30, 2014, the number of futures contracts closed was 34,580.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Three Months Ended June 30, 2013
Type of		Change in
Futures Contracts	Realized	Unrealized

Agricultural	$(211,035)	$44,297

Currencies	(136,587)	(426,676)
		.
Energy	(1,041,690)	(81,962)

Interest Rates	1,108,279	106,418

Metals	(803,858)	(152,764)

Stock Indices	(2,611,541)	193,500

Treasury Rates	2,163,337	(95,150)

	$(1,533,095)	$(412,337)

For the three months ended June 30, 2013, the number of futures contracts closed was 28,814.

Six Months Ended June 30, 2013
Type of		Change in
Futures Contracts	Realized	Unrealized

Agricultural	$(344,007)	$10,654

Currencies	(70,980)	(242,967)
		.
Energy	(1,093,473)	(63,753)

Interest Rates	1,371,438	(1,371,586)

Metals	134,470	(189,555)

Stock Indices	(7,170,642)	1,340,789

Treasury Rates	(2,267,026)	584,047

	$(9,440,220)	$67,629

For the six months ended June 30, 2013, the number of futures contracts closed was 68,568.

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

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets
				Gross Amounts Not Offset in the Statement of Financial Condition
As of June 30, 2014
Description	Gross Amounts Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Commodity futures contracts	$173,345	$(119,793)	$53,552	$-	$-	$53,552

Offsetting the Financial Liabilities and Derivative Liabilities
				Gross Amounts Not Offset in the Statement of Financial Condition

As of June 30, 2014
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Commodity futures contracts	$(119,793)	$119,793	$-	$-	$-	$-

Offsetting the Financial Assets and Derivative Assets
				Gross Amounts Not Offset in the Statement of Financial Condition

As of December 31, 2013
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Commodity futures contracts	$984,657	$(89,386)	$895,271	$-	$-	$895,271

Offsetting the Financial Liabilities and Derivative Liabilities
				Gross Amounts Not Offset in the Statement of Financial Condition

As of December 31, 2013
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Commodity futures contracts	$(89,386)	$89,386	$-	$-	$-	$-

(1)	Does not include maintenance margin deposits held at the Clearing Broker of $2,009,963 for 2014 & $2,460,129 for 2013, respectively.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 - FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKSAND UNCERTAINTIES

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

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three and six months ended June 30, 2014 and 2013. This information has been derived from information presented in the financial statements.

	Three Months ended June 30, 2014
			Institutional
	Class A	Class B	Interest

Total return for Limited Partners (3)
Total return prior to incentive fees	(6.65%)	(6.18%)	(5.98%)
Incentive fees	0.00%	0.00%	0.00%
Total return after incentive fees	(6.65%)	(6.18%)	(5.98%)

Ratio to average net asset value
Expenses prior to incentive fees (2)	4.32%	2.31%	1.45%
Incentive fees (3)	0.00%	0.00%	0.00%

Total expenses	4.32%	2.31%	1.45%

Net investment loss (1) (2)	(4.22%)	(2.22%)	(1.36%)

	Six Months ended June 30, 2014
			Institutional
	Class A	Class B	Interest

Total return for Limited Partners (3)
Total return prior to incentive fees	(8.89%)	(7.98%)	(7.58%)
Incentive fees	0.00%	0.00%	0.00%
Total return after incentive fees	(8.89%)	(7.98%)	(7.58%)

Ratio to average net asset value
Expenses prior to incentive fees (2)	4.31%	2.30%	1.45%
Incentive fees (3)	0.00%	0.00%	0.00%

Total expenses	4.31%	2.30%	1.45%

Net investment loss (1) (2)	(4.22%)	(2.21%)	(1.36%)

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 - FINANCIAL HIGHLIGHTS (CONTINUED)

	Three Months ended June 30, 2013
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

From July 1, 2014 through August 14, 2014, the Partnership had redemptions of $1,402,461. Management has determined there are no additional matters requiring disclosure.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS

PART I – FINANCIAL INFORMATION (continued)

Item 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed.  Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so.  Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading.  A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities.  Through June 30, 2014 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Performance Summary

Due to the nature of the Partnership’s trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

Three Months Ended June 30, 2014

During the second quarter of 2014, the Partnership achieved net realized and unrealized losses of $4,007,221 from its trading activities, net of brokerage commissions of $250,465.  The Partnership accrued total expenses of $521,796, including $197,302 in management fees paid to the General Partner, $244,537 in service and professional fees and incurred no incentive fees.  The Partnership earned $15,396 in interest income during the second quarter of 2014.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the second quarter of 2014 is set forth below.

Second Quarter 2014.  The Partnership experienced a loss in April largely driven by positions in futures contracts on U.S. and European stock indices, US Treasuries, the Euro and the Japanese Yen.  At the beginning of the month, long positions in futures contracts on US and European stock indices and US Treasuries added to performance, but early in the month US equities dropped resulting in a loss in the Partnership’s long positions.  Later in the month, the Partnership entered into short positions on the indices, but the markets rallied resulting in a loss in the short positions.  Mixed long and short positions in US Treasuries further detracted from the Partnership’s performance. A long position in futures contracts on the Dax index adversely impacted the Partnership’s performance.  The Partnership experienced a loss in May as losses in single sector, stock indices, eclipsed gains in interest rates, currencies, metals and energies.  The Partnership’s long position in futures contracts on US Treasuries added to performance, while positions in futures contracts on the S&P and the DJ Euro Stoxx 50 indices adversely impacted performance.  The long position in Gilt further detracted from performance.  The Partnership’s futures contracts on currencies, metals and energies contributed positively to performance.  The Partnership experienced a loss in June driven by losses in interest rate contracts. The US 10-Year Note accounted for the most significant portion of the losses in June.  Long positions in futures on the S&P index and crude oil contributed to performance, while short positions in gold futures and the Euro-Bund adversely impacted performance.

Three Months Ended June 30, 2013

During the second quarter of 2013, the Partnership incurred net realized and unrealized losses of $2,280,000 from its trading activities, net of brokerage commissions of $445,215.  The Partnership accrued total expenses of $822,759, including $339,637 in management fees paid to the General Partner, and $360,738 in service and professional fees and incurred no incentive fees.  The Partnership earned $33,285 in interest income during the second quarter of 2013.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the second quarter of 2013 is set forth below.

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

Six Months Ended June 30, 2014

During the six months ended June 30, 2014, the Partnership incurred net realized and unrealized losses of $4,958,216 from its trading activities, net of brokerage commissions of $545,625. The Partnership accrued total expenses of $1,127,764, including $428,821 in management fees paid to the General Partner, $523,217 in service and professional fees, and incurred incentive fees of $785. The Partnership earned $32,914 in interest income during the six months ended June 30, 2014. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the six months ended June 30, 2014 is set forth below.

Second Quarter 2014.  The Partnership experienced a loss in April largely driven by positions in futures contracts on U.S. and European stock indices, US Treasuries, the Euro and the Japanese Yen.  At the beginning of the month, long positions in futures contracts on US and European stock indices and US Treasuries added to performance, but early in the month US equities dropped resulting in a loss in the Partnership’s long positions.  Later in the month, the Partnership entered into short positions on the indices, but the markets rallied resulting in a loss in the short positions.  Mixed long and short positions in US Treasuries further detracted from the Partnership’s performance. A long position in futures contracts on the Dax index adversely impacted the Partnership’s performance.  The Partnership experienced a loss in May as losses in single sector, stock indices, eclipsed gains in interest rates, currencies, metals and energies.  The Partnership’s long position in futures contracts on US Treasuries added to performance, while positions in futures contracts on the S&P and the DJ Euro Stoxx 50 indices adversely impacted performance.  The long position in Gilt further detracted from performance.  The Partnership’s futures contracts on currencies, metals and energies contributed positively to performance.  The Partnership experienced a loss in June driven by losses in interest rate contracts. The US 10-Year Note accounted for the most significant portion of the losses in June.  Long positions in futures on the S&P index and crude oil contributed to performance, while short positions in gold futures and the Eurobund adversely impacted performance.

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

Six Months Ended June 30, 2013

During the six months ended June 30, 2013, the Partnership incurred net realized and unrealized losses of $10,052,872 from its trading activities, net of brokerage commissions of $941,521.  The Partnership accrued total expenses of $1,709,569, including $717,897 in management fees paid to the General Partner, and $741,542 in service and professional fees and incurred no incentive fees.  The Partnership earned $71,119 in interest income during the six months ended June 30, 2013.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the six months ended June 30, 2013 is set forth below.

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

(b) Not applicable.

(c) Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner.  The Partnership may declare additional redemption dates upon notice to the Limited Partners.  The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners.  The following table summarizes the redemptions by Limited Partners during the second calendar quarter of 2014:

Month	Amount Redeemed
April 30, 2014	$2,053,377
May 31, 2014	$1,869,193
June 30, 2014	$3,458,654

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

Dated: August 14, 2014

ALTEGRIS QIM FUTURES FUND, L.P.

By:	ALTEGRIS PORTFOLIO MANAGEMENT, INC.
(d/b/a Altegris Funds), its general partner

/s/ Jon C. Sundt
Jon C. Sundt, President (principal executive officer and principal financial officer)