Form 10-Q
period 2014-09-30
Altegris QIM Futures Fund, L.P.
filed 2014-11-14
CIK 1469317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

PART I – FINANCIAL INFORMATION

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2014 (Unaudited) and DECEMBER 31, 2013 (Audited)
_______________

	2014	2013
ASSETS
Equity in commodity broker account:
Cash	$1,798,551	$1,543,224
Restricted cash	1,551,068	1,498,559
Restricted foreign currency (cost - $1,340,854 and $964,576)	1,275,105	961,570
Unrealized gain on open commodity futures contracts	-	895,271

	4,624,724	4,898,624

Cash	6,751,324	6,976,791
Investment securities at value
(cost - $47,799,400 and $75,554,580)	47,802,713	75,558,419
Interest receivable	10,191	34,011

Total assets	$59,188,952	$87,467,845

LIABILITIES
Equity in commodity broker account:
Foreign currency (proceeds - $1,288,152 and $905,251)	$1,224,988	$902,430
Unrealized loss on open commodity futures contracts	151,126	-

	1,376,114	902,430

Redemptions payable	4,273,627	3,074,013
Subscriptions received in advance	70,000	170,375
Incentive fees payable	4,339	95,825
Management fee payable	54,913	80,319
Service fees payable	50,376	67,536
Brokerage commissions payable	36,152	67,143
Administrative fee payable	13,169	18,956
Payable to General Partner	1,067	1,067
Other liabilities	108,248	135,068

Total liabilities	5,988,005	4,612,732

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	759	842
Limited Partners	53,200,188	82,854,271

Total partners' capital (Net Asset Value)	53,200,947	82,855,113

Total liabilities and partners' capital	$59,188,952	$87,467,845

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2014 (Unaudited)
_______________

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$337,000	10/1/2014	Federal Farm Credit Bank Disc Note, 0.00%*	$337,000	0.63%
500,000	10/1/2014	Federal Farm Credit Bank Disc Note, 0.00%*	500,000	0.94%
5,000,000	10/15/2014	Federal Home Loan Bank Disc Note,0.01%*	4,999,975	9.40%
2,500,000	10/22/2014	Federal Home Loan Bank Disc Note, 0.01%*	2,499,983	4.70%
1,000,000	11/12/2014	Federal Home Loan Bank, 0.13%	1,000,073	1.88%
2,500,000	11/20/2014	Federal Home Loan Bank, 0.13%	2,499,998	4.70%
2,000,000	1/16/2015	Federal Home Loan Bank, 0.25%	2,000,806	3.76%
2,500,000	3/20/2015	Federal Home Loan Bank, 0.13%	2,499,822	4.70%
2,000,000	8/19/2015	Federal Home Loan Bank, 0.20%	2,000,542	3.76%
1,500,000	9/18/2015	Federal Home Loan Bank, 0.20%	1,500,433	2.82%
1,200,000	4/17/2015	Federal Home Loan Mortgage Corp, 0.50%	1,202,652	2.26%
2,000,000	8/28/2015	Federal Home Loan Mortgage Corp, 0.50%	2,005,884	3.77%
1,000,000	6/1/2015	Federal National Mort Assoc Disc Note, 0.06%*	999,629	1.88%
2,000,000	3/16/2015	Federal National Mortgage Association, 0.38%	2,002,148	3.76%
2,000,000	7/2/2015	Federal National Mortgage Association, 0.50%	2,004,654	3.77%
Total U.S. Government Agency Bonds and Notes (cost - $28,050,286)			28,053,599	52.73%

Corporate Notes
$1,450,000	10/28/2014	American Honda Finance Corp, 0.08%*	1,449,930	2.72%
2,000,000	10/1/2014	Automatic Data Processing Inc., 0.03%*	1,999,998	3.76%
1,450,000	10/1/2014	Bank of Montreal, 0.12%	1,450,000	2.73%
1,000,000	10/17/2014	The Chiba Bank Limited, 0.19%	1,000,000	1.88%
1,000,000	10/8/2014	Danaher Corp Disc Note, 0.10%*	999,925	1.88%
1,500,000	10/6/2014	General Electric Co Disc Note, 0.06%*	1,499,982	2.82%
1,500,000	10/16/2014	Liberty Street Funding LLC, 0.14%*	1,499,843	2.82%
1,000,000	10/8/2014	National Rural Utilities Cooperative Finance Corp, 0.10%*	999,954	1.88%
950,000	10/15/2014	PACCAR Financial Corp, 0.11%*	949,939	1.79%
1,900,000	10/3/2014	Sumitomo Mutsui Banking Corp, 0.15%	1,900,000	3.57%
1,200,000	10/22/2014	Sumitomo Mutsui Trust Bank Limited, 0.13%	1,200,000	2.26%
1,900,000	10/24/2014	Toronto-Dominion Holdings, 0.08%*	1,899,881	3.57%
1,450,000	10/8/2014	Victory Receivables Corp, 0.12%*	1,449,843	2.72%
1,450,000	10/10/2014	Working Capital Management Co LP Disc Note, 0.11%*	1,449,819	2.72%
Total Corporate Notes (cost - $19,749,114)			19,749,114	37.12%

Total Investment Securities (cost - $47,799,400)			$47,802,713	89.85%

*	The rate reported is the effective yield at time of purchase.

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
SEPTEMBER 30, 2014 (Unaudited)
_______________

	Range of Expiration Dates	Number of Contracts	Value	% of Partners' Capital

Long Futures Contracts:
Currencies	Dec 14	214	$(150,037)	(0.28)%
Energy	Oct 14	9	8,522	0.02%
Interest Rates	Dec 14	27	12,362	0.02%
Stock Indices	Oct 14 - Dec 14	179	6,577	0.01%
Treasury Rates	Dec 14	85	(18,236)	(0.03)%

Total Long Futures Contracts		514	(140,812)	(0.26)%

Short Futures Contracts:
Currencies	Dec 14	21	(5,395)	(0.01)%
Energy	Oct 14 - Nov 14	61	78,424	0.15%
Interest Rates	Dec 14	243	(169,808)	(0.32)%
Metals	Dec 14	12	10,945	0.02%
Stock Indices	Oct 14 - Dec 14	194	75,520	0.14%

Total Short Futures Contracts		531	(10,314)	(0.02)%

Total Futures Contracts		1,045	$(151,126)	(0.28)%

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

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF INCOME (LOSS)
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (Unaudited)
_______________

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
TRADING GAIN (LOSS)
Gain (loss) on trading of commodity futures
Realized	$400,111	$1,285,966	$(3,188,245)	$(8,154,254)
Change in unrealized	(204,678)	(538,554)	(1,046,397)	(470,925)
Brokerage Commissions	(216,660)	(380,768)	(762,285)	(1,322,289)

Gain (loss) from trading futures	(21,227)	366,644	(4,996,927)	(9,947,468)

Gain (loss) on trading of securities
Realized	2,656	6,248	7,341	27,709
Change in unrealized	1,303	8,601	(526)	997

Gain from trading securities	3,959	14,849	6,815	28,706

Gain (loss) on trading of foreign currency
Realized	(9,041)	(3,164)	5,335	399,274
Change in unrealized	(2,652)	16,690	(2,400)	(138,365)

Gain (loss) from trading foreign currency	(11,693)	13,526	2,935	260,909

Total trading loss	(28,961)	395,019	(4,987,177)	(9,657,853)

NET INVESTMENT INCOME (LOSS)
Income
Interest income	12,342	27,741	45,256	98,860

Expenses
Management fee	170,434	292,415	599,255	1,010,312
Service fees	147,803	220,175	505,678	734,856
Professional fees	73,142	100,215	238,484	327,076
Administrative fee	40,988	67,341	143,953	230,453
Incentive fees	4,339	-	5,124	-
Interest expense	99	6,575	555	30,665
Other expenses	47,195	60,700	118,715	123,628

Total expenses	484,000	747,421	1,611,764	2,456,990

Net investment loss	(471,658)	(719,680)	(1,566,508)	(2,358,130)

NET LOSS	$(500,619)	$(324,661)	$(6,553,685)	$(12,015,983)

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (Unaudited)
_______________

		Limited Partners

				Institutional	General
	Total	Class A	Class B	Interests	Partner

Balances at December 31, 2012	$131,591,215	$55,016,242	$48,367,809	$28,206,275	$889

Transfers	-	(572,022)	572,022	-	-

Capital additions	13,685,708	5,499,959	5,895,443	2,290,306	-

Capital withdrawals	(41,423,100)	(14,182,727)	(17,773,221)	(9,467,152)	-

From operations:
Net investment loss	(2,358,130)	(1,484,036)	(657,133)	(216,937)	(24)
Net realized loss from investments (net of brokerage commissions)	(9,049,560)	(3,721,863)	(3,374,106)	(1,953,532)	(59)
Net change in unrealized loss from investments	(608,293)	(289,981)	(201,553)	(116,753)	(6)
Net loss	(12,015,983)	(5,495,880)	(4,232,792)	(2,287,222)	(89)

Balances at September 30, 2013	$91,837,840	$40,265,572	$32,829,261	$18,742,207	$800

Balances at December 31, 2013	$82,855,113	$39,149,821	$29,758,386	$13,946,064	$842

Transfers	-	(91,271)	(3,310)	94,581	-

Capital additions	1,787,052	1,237,385	399,667	150,000	-

Capital withdrawals	(24,887,533)	(8,246,620)	(9,636,078)	(7,004,835)	-

From operations:
Net investment loss	(1,566,508)	(1,070,994)	(395,832)	(99,657)	(25)
Net realized loss from investments (net of brokerage commissions)	(3,937,854)	(2,015,392)	(1,435,905)	(486,511)	(46)
Net change in unrealized loss from investments	(1,049,323)	(513,610)	(374,732)	(160,969)	(12)
Net loss	(6,553,685)	(3,599,996)	(2,206,469)	(747,137)	(83)

Balances at September 30, 2014	$53,200,947	$28,449,319	$18,312,196	$6,438,673	$759

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

A.	General Description of the Partnership

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

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of September 30, 2014 and December 31, 2013, and reported amounts of income and expenses for the three and nine months ended September 30, 2014 and 2013, respectively.  Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that the differences could be material.

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

The fair value of U.S. government agency bonds and notes is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs which include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government agency bonds and notes are categorized in Level I or Level 2 of the fair value hierarchy. As of September 30, 2014 and December 31, 2013, none of the Partnership’s holdings in U.S. government agency bonds and notes were fair valued using valuation models.

The fair value of U.S. treasury obligations is generally based on quoted prices in active markets. U.S. treasury obligations are categorized in Level 1 of the fair value hierarchy.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, notes, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of September 30, 2014 and December 31, 2013, none of the Partnership’s holdings in corporate notes were fair valued using valuation models.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Fair Value (continued)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. There were no changes in the Partnership’s valuation methodology during the periods ended September 30, 2014 and December 31, 2013.

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of September 30, 2014 and December 31, 2013:

September 30, 2014	Level 1	Level 2	Level 3	Balance as of September 30, 2014

Assets

Futures contracts (1)	$266,185	$-	$-	$266,185
U.S. Government agency bonds and notes	28,053,599	-	-	28,053,599
Corporate notes	-	19,749,114	-	19,749,114

Total Assets	$28,319,784	$19,749,114	$-	$48,068,898

Liabilities

Futures contracts (1)	$(417,311)	$-	$-	$(417,311)

December 31, 2013	Level 1	Level 2	Level 3	Balance as of December 31, 2013

Assets

Futures contracts (1)	$984,657	$-	$-	$984,657
U.S. Government agency bonds and notes	38,587,116	-	-	38,587,116
Corporate notes	-	24,758,999	-	24,758,999
U.S. Treasury obligations	12,212,304	-	-	12,212,304

Total Assets	$51,784,077	$24,758,999	$-	$76,543,076

Liabilities

Futures contracts (1)	$(89,386)	$-	$-	$(89,386)

(1)	See Note 7. "Financial Derivative Instruments" for the fair value in each type of contracts within this category.

For the nine month period ended September 30, 2014 and the year ended December 31, 2013, there were no transfers between Level 1 and Level 2 assets and liabilities. For the nine month period ended September 30, 2014 and the year ended December 31, 2013, there were no Level 3 securities.

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

JPMorgan Chase Bank, N.A. (the “Custodian”) is the Partnership’s custodian. The Partnership has cash deposited with the Custodian. J.P. Morgan Securities, LLC is the Partnership’s commodity broker (the “Clearing Broker”). For cash not held with the Clearing Broker, the Partnership receives cash management services from an affiliate of the Custodian, J.P. Morgan Investment Management Inc. (“JPMIM”).

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

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at September 30, 2014 and December 31, 2013 are reflected within the Condensed Schedules of Investments.

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

unrecognized tax benefits as of September 30, 2014 and December 31, 2013.  However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Partnership is subject to income tax examinations by major taxing authorities for all tax years since 2011.

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively.  No interest expense or penalties have been recognized as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013.

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

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner.  A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement.  The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the nine months ended September 30, 2014 and 2013.

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

Total management fees earned by the General Partner for the three and nine months ended September 30, 2014 and 2013 are shown on the Statements of Income (Loss) as Management Fee.

B.	Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the three and nine months ended September 30, 2014, administrative fees for Class A Interests were $24,502 and $84,471, respectively, and administrative fees for Class B Interests were $16,486 and $59,482, respectively. For the three and nine months ended September 30, 2013, administrative fees for Class A Interests were $36,407 and $122,712, respectively, and administrative fees for Class B Interests were $30,934 and $107,741, respectively.

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

At September 30, 2014 and December 31, 2013, respectively, the Partnership had commissions and brokerage fees payable to Altegris Futures of $29,882 and $60,231 and service fees payable to Altegris Investments of $9,381 and $13,850, respectively. The following tables show the fees paid to Altegris Investments and Altegris Futures for the three and nine months ended September 30, 2014 and 2013, respectively:

	Three months ended September 30, 2014	Nine months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2013
Altegris Futures - Brokerage Commission fees	$114,103	$346,304	$289,707	$666,964
Altegris Investments- Service fees	28,863	101,465	48,490	179,860
Total	$142,966	$447,769	$338,197	$846,824

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

Class A Interests pay selling agents an ongoing monthly payment of 0.166% of the month-end net asset value (2% annually) of the value of Interests sold by them which are outstanding at month-end as compensation for their continuing services to such Class A Limited Partners. Institutional Interests may pay selling agents, if the selling agent so elects, an ongoing monthly payment of 0.0417% (0.50% annually) of the value of Institutional Interests sold by them which are outstanding at month-end as compensation for their continuing services to such Limited Partners holding Institutional Interests. For the three and nine months ended September 30, 2014, service fees for Class A Interests were $147,765 and $505,400, respectively, and service fees for Institutional Interests were $38 and $278, respectively. For the three and nine months ended September 30, 2013, service fees for Class A Interests were $220,057 and $734,190, respectively, and service fees for Institutional Interests were $118 and $666, respectively.

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

The following presents the fair value of derivative contracts as of September 30, 2014 and December 31, 2013.  The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position.  Fair value is presented on a gross basis in the table below even though the derivative contracts qualify for net presentation in the Statements of Financial Condition.

September 30, 2014

	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Currencies	$1,588	$(157,021)	$(155,433)

Energy	86,947	-	86,947

Interest Rates	12,362	(169,808)	(157,446)

Metals	10,945	-	10,945

Stock Indices	154,343	(72,246)	82,097

Treasury Rates	-	(18,236)	(18,236)

	$266,185	$(417,311)	$(151,126)

December 31, 2013

	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Currencies	$119,092	$-	$119,092

Energy	19	(85,488)	(85,469)

Interest Rates	165,915	(935)	164,980

Metals	14,690	(1,843)	12,847

Stock Indices	490,873	(1,120)	489,753

Treasury Rates	194,068	-	194,068

	$984,657	$(89,386)	$895,271

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 -	FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three and nine months ended September 30, 2014 and 2013.

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading derivatives contracts.

Three Months Ended September 30, 2014
Type of		Change in
Futures Contracts	Realized	Unrealized

Agricultural	$-	$-

Currencies	856,682	(188,585)
		.
Energy	(31,142)	148,875

Interest Rates	(475,832)	(137,428)

Metals	116,007	14,781

Stock Indices	714,445	66,200

Treasury Rates	(780,049)	(108,521)

	$400,111	$(204,678)

For the three months ended September 30, 2014, the number of futures contracts closed was 10,959.

Nine Months Ended September 30, 2014
Type of		Change in
Futures Contracts	Realized	Unrealized

Agricultural	$-	$-

Currencies	(137,609)	(274,524)
		.
Energy	785,343	172,416

Interest Rates	1,221,653	(322,426)

Metals	(168,672)	(1,903)

Stock Indices	(2,779,516)	(407,656)

Treasury Rates	(2,109,444)	(212,304)

	$(3,188,245)	$(1,046,397)

For the nine months ended September 30, 2014, the number of futures contracts closed was 45,539.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 -	FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Three Months Ended September 30, 2013
Type of		Change in
Futures Contracts	Realized	Unrealized

Agricultural	$-	$-

Currencies	(720,690)	498,890
		.
Energy	225,324	(10,199)

Interest Rates	671,922	(674,219)

Metals	(129,351)	116,531

Stock Indices	(110,339)	(542,846)

Treasury Rates	1,349,100	73,289

	$1,285,966	$(538,554)

For the three months ended September 30, 2013, the number of futures contracts closed was 9,405.

Nine Months Ended September 30, 2013
Type of		Change in
Futures Contracts	Realized	Unrealized

Agricultural	$(344,007)	$10,654

Currencies	(791,670)	255,923
		.
Energy	(868,149)	(73,952)

Interest Rates	2,043,360	(2,045,806)

Metals	5,119	(73,024)

Stock Indices	(7,280,981)	797,944

Treasury Rates	(917,926)	657,336

	$(8,154,254)	$(470,925)

For the nine months ended September 30, 2013, the number of futures contracts closed was 77,973.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 -	FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

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

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets
				Gross Amounts Not Offset in the Statement of Financial Condition
As of September 30, 2014
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Commodity futures contracts	$266,185	$(266,185)	$-	$-	$-	$-

Offsetting the Financial Liabilities and Derivative Liabilities
				Gross Amounts Not Offset in the Statement of Financial Condition
As of September 30, 2014
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Commodity futures contracts	$(417,311)	$266,185	$(151,126)	$-	$-	$(151,126)

Offsetting the Financial Assets and Derivative Assets
				Gross Amounts Not Offset in the Statement of Financial Condition
As of December 31, 2013
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Commodity futures contracts	$984,657	$(89,386)	$895,271	$-	$-	$895,271

Offsetting the Financial Liabilities and Derivative Liabilities
				Gross Amounts Not Offset in the Statement of Financial Condition
As of December 31, 2013
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presentedin the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Commodity futures contracts	$(89,386)	$89,386	$-	$-	$-	$-

(1)	Does not include maintenance margin deposits held at the Clearing Broker of $2,826,173 for 2014 and $2,460,129 for 2013, respectively.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 -	FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND UNCERTAINTIES

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

The following information presents the financial highlights of the Partnership for the three and nine months ended September 30, 2014 and 2013. This information has been derived from information presented in the financial statements.

	Three Months ended September 30, 2014
			Institutional
	Class A	Class B	Interest

Total return for Limited Partners (3)
Total return prior to incentive fees	(1.07%)	(0.57%)	(0.37%)
Incentive fees	(0.01%)	0.00%	(0.01%)

Total return after incentive fees	(1.08%)	(0.57%)	(0.38%)

Ratio to average net asset value
Expenses prior to incentive fees (2)	4.47%	2.46%	3.38%
Incentive fees (3)	0.01%	0.00%	0.01%

Total expenses	4.48%	2.46%	3.39%

Net investment loss (1) (2)	(4.38%)	(2.37%)	(1.59%)

	Nine Months ended September 30, 2014
			Institutional
	Class A	Class B	Interest

Total return for Limited Partners (3)
Total return prior to incentive fees	(9.86%)	(8.50%)	(7.92%)
Incentive fees	(0.01%)	0.00%	(0.01%)

Total return after incentive fees	(9.87%)	(8.50%)	(7.93%)

Ratio to average net asset value
Expenses prior to incentive fees (2)	4.35%	2.34%	1.98%
Incentive fees (3)	0.01%	0.00%	0.01%

Total expenses	4.36%	2.34%	1.99%

Net investment loss (1) (2)	(4.26%)	(2.25%)	(1.42%)

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 -	FINANCIAL HIGHLIGHTS (CONTINUED)

	Three Months ended September 30, 2013
			Institutional
	Class A	Class B	Interest

Total return for Limited Partners (3)
Total return prior to incentive fees	(0.73%)	(0.24%)	(0.03%)
Incentive fees	0.00%	0.00%	0.00%

Total return after incentive fees	(0.73%)	(0.24%)	(0.03%)

Ratio to average net asset value
Expenses prior to incentive fees (2)	4.34%	2.33%	1.43%
Incentive fees (3)	0.00%	0.00%	0.00%

Total expenses	4.34%	2.33%	1.43%

Net investment loss (1) (2)	(4.23%)	(2.22%)	(1.32%)

	Nine Months ended September 30, 2013
			Institutional
	Class A	Class B	Interest

Total return for Limited Partners (3)
Total return prior to incentive fees	(10.05%)	(8.69%)	(8.12%)
Incentive fees	0.00%	0.00%	0.00%

Total return after incentive fees	(10.05%)	(8.69%)	(8.12%)

Ratio to average net asset value
Expenses prior to incentive fees (2)	4.22%	2.21%	1.34%
Incentive fees (3)	0.00%	0.00%	0.00%

Total expenses	4.22%	2.21%	1.34%

Net investment loss (1) (2)	(4.11%)	(2.10%)	(1.22%)

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

From October 1, 2014 through November 14, 2014, the Partnership had subscriptions of $147,400 and redemptions of $1,498,551. Management has determined there are no additional matters requiring disclosure.

PART I – FINANCIAL INFORMATION (continued)

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed. Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading. A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities. Through September 30, 2014 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Performance Summary

Three Months Ended September 30, 2014

During the third quarter of 2014, the Partnership incurred net realized and unrealized losses of $28,961 from its trading activities, net of brokerage commissions of $216,660. The Partnership accrued total expenses of $484,000, including $170,434 in management fees paid to the General Partner, $4,339 in incentive fees, and $220,945 in service and professional fees. The Partnership earned $12,342 in interest income during the third quarter of 2014. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the third quarter of 2014 is set forth below.

Third Quarter 2014. The Partnership experienced a loss in July 2014 with the bulk of the poor performance driven by long positions in futures contracts on U.S. Treasuries. Performance was further degraded by short positions in futures contracts on the Euro-Bund and long positions in futures contracts on Brent Crude Oil. The Partnership experienced gains from its short positions in the Euro, S&P and DJ Euro Stoxx 50 indices. The Partnership also benefited from timely long/short signal pivots in futures contracts on Gold. The Partnership experienced a loss in August 2014 with losses primarily coming from short positions in European interest rates and stock indices. Short positions in futures contracts on the Euro-Bund accounted for over half of the month’s losses. Other short positions in futures contracts on European interest rates contributed to the losses, although the losses were partially offset by gains from long positions in U.S. Treasury contracts. Short positions in the Dax (German stock index) and other European stock indices also hurt performance as the European markets rallied during the month. Short positions in Euro partially offset the month’s poor returns in Europe, as did profitable positions in the S&P index due to long positions in future contracts for the second half of the month. The Partnership achieved a gain in September 2014 driven by profitable positioning in European stock indices, currencies, energies and interest rates. Long positions in futures contracts on the DJ Euro Stoxx 50 and Dax indices and short positions in futures contracts on the Japanese Yen drove performance for the month. Short positions in futures contracts on the Euro-Bund, Australian Dollar, Brent Crude Oil and Gold contributed to performance. Short positions in the U.S. 10-year Treasury Note was responsible for the month’s only significant losses.

Three Months Ended September 30, 2013

During the third quarter of 2013, the Partnership achieved net realized and unrealized gains of $395,019 from its trading activities, net of brokerage commissions of $380,768. The Partnership incurred total expenses of $747,421, including $292,415 in management fees paid to the General Partner, and $320,390 in service and professional fees. The Partnership did not incur incentive fees for the three month period ended September 30, 2013. The Partnership earned $27,741 in interest income during the third quarter of 2013. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the third quarter of 2013 is set forth below

Third Quarter 2013. The Partnership was nearly flat in July 2013 as the strength of short positions in U.S. Treasuries and long positions in energies, gold, and U.S. and European stock indices was offset by losses from short European interest rates, as well as poor positioning in futures contracts on Japanese stock indices and all currencies. The primary driver of July performance was short futures contracts on U.S. Treasuries that delivered impressive month-long returns. Long positions in futures contracts on U.S. and European stock indices and energies contributed further to profits as those markets rallied through month-end. Positive performance was tempered by short positions in futures contracts on European interest rates, and a long Nikkei position. The Partnership achieved a gain in August 2013 driven by profitable positioning in futures contracts on interest rates and stock indices. Long positions in futures contracts on U.S. stock indices exploited a surge in U.S. equities. A long crude oil position delivered steady profits, which continued for practically the entire month as tensions in the Middle East bolstered prices. A short position on futures contracts on U.S. equities provided a welcome offset to otherwise poor performance during the last few days of the month. The Partnership experienced a loss in September 2013 with the bulk of the poor performance driven by futures contracts on U.S. stock indices. Gains from Nikkei, interest rates, and currencies provided only partial offset, while energies and metals contributed additional losses. The Partnership took a strong short position in futures contracts on the S&P for the first half of the month, hampering performance as all U.S. stock indices trended higher. Losses were compounded when the Partnership switched to a long position in futures contracts on U.S. stock indices just as the markets began to fall in the last week of the month. Long positions in crude oil and gold delivered further setbacks as both markets receded. Long positions in futures contracts on the Nikkei and the Euro compensated for some of the losses during the month.

Nine Months Ended September 30, 2014

During the nine months ended September 30, 2014, the Partnership incurred net realized and unrealized losses of $4,987,177 from its trading activities, net of brokerage commissions of $762,285. The Partnership accrued total expenses of $1,611,764, including $599,255 in management fees paid to the General Partner, $5,124 in incentive fees, and $744,162 in service and professional fees. The Partnership earned $45,256 in interest income during the nine months ended September 30, 2014. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the nine months ended September 30, 2014 is set forth below.

Third Quarter 2014. The Partnership experienced a loss in July 2014 with the bulk of the poor performance driven by long positions in futures contracts on U.S. Treasuries. Performance was further degraded by short positions in futures contracts on the Euro-Bund and long positions in futures contracts on Brent Crude Oil. The Partnership experienced gains from its short positions in the Euro, S&P and DJ Euro Stoxx 50 indices. The Partnership also benefited from timely long/short signal pivots in futures contracts on Gold. The Partnership experienced a loss in August 2014 with losses primarily coming from short positions in European interest rates and stock indices. Short positions in futures contracts on the Euro-Bund accounted for over half of the month’s losses. Other short positions in futures contracts on European interest rates contributed to the losses, although the losses were partially offset by gains from long positions in U.S. Treasury contracts. Short positions in the Dax (German stock index) and other European stock indices also hurt performance as the European markets rallied during the month. Short positions in Euro partially offset the month’s poor returns in Europe, as did profitable positions in the S&P index due to long positions in future contracts for the second half of the month. The Partnership achieved a gain in September 2014 driven by profitable positioning in European stock indices, currencies, energies and interest rates. Long positions in futures contracts on the DJ Euro Stoxx 50 and Dax indices and short positions in futures contracts on the Japanese Yen drove performance for the month. Short positions in futures contracts on the Euro-Bund, Australian Dollar, Brent Crude Oil and Gold contributed to performance. Short positions in the U.S. 10-year Treasury Note was responsible for the month’s only significant losses.

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

(b) Not applicable.

(c) Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner. The Partnership may declare additional redemption dates upon notice to the Limited Partners. The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners. The following table summarizes the redemptions by Limited Partners during the third calendar quarter of 2014:

Month	Amount Redeemed
July 31, 2014	$1,390,463
August 31, 2014	$1,420,177
September 30, 2014	$3,908,764

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

Dated: November 14, 2014

ALTEGRIS QIM FUTURES FUND, L.P.

By:	ALTEGRIS PORTFOLIO MANAGEMENT, INC.
(d/b/a Altegris Funds), its general partner

/s/ Jon C. Sundt
Jon C. Sundt, President (principal executive officer and principal financial officer)