Form 10-K
period 2014-12-31
Altegris QIM Futures Fund, L.P.
filed 2015-03-31
CIK 1469317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53815

ALTEGRIS QIM FUTURES FUND, L.P.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	27-0473854 (I.R.S. Employer Identification No.)

c/o ALTEGRIS ADVISORS, L.L.C.
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

On December 31, 2014, pursuant to that certain General Partner Admission Agreement dated as of December 30, 2014 among Altegris Advisors, L.L.C. (“Advisors” or the “General Partner”), Altegris Portfolio Management, Inc. (“APM”) and the Partnership, Advisors, a Delaware limited liability company and an affiliate of APM, was admitted as a general partner of the Partnership effective immediately prior to the Transaction (defined below). Pursuant to an internal reorganization of APM, then a general partner of Partnership, and certain affiliated entities, APM merged with and into Advisors on December 31, 2014 (the “Transaction”). By operation of law and pursuant to Paragraph 17 of Partnership’s First Amended and Restated Agreement of Limited Partnership, effective as of July 26, 2010, Advisors then assumed the general partner interest of Partnership previously held by APM. The officers of Advisors are the same persons with the same titles as the officers of APM prior to the Transaction, and the managers of Advisors were also the directors of APM prior to the Transaction.

The General Partner has sole responsibility for management and administration of all aspects of the Partnership’s business. Investors purchasing limited partnership interests (the “Interests”) in the Partnership (“Limited Partners” and together with the General Partner, “Partners”) have no rights to participate in the management of the Partnership.

The General Partner is registered with the Commodity Futures Trading Commission (“CFTC”) as a Commodity Pool Operator (“CPO”) and Commodity Trading Advisor (“CTA”), and is a member of National Futures Association (“NFA”). Quantitative Investment Management LLC, a Virginia limited liability company formed in May 2003, acts as the Partnership’s trading advisor (“QIM” or the “Advisor”). QIM became registered as a Commodity Trading Advisor (“CTA”) in 2004 and a CPO in 2005 and is a member of NFA.

Altegris Investments, LLC (“Altegris”), an affiliate of the General Partner, serves as a selling agent of the Interests and acted as the Partnership’s introducing broker until January 1, 2011, when Altegris Futures LLC (“Altegris Futures”) replaced Altegris as the Partnership’s introducing broker. On December 31, 2014, Altegris Futures merged with and into its affiliate, Altegris Clearing Solutions, LLC. Altegris Clearing Solutions, LLC is registered with the CFTC as an Introducing Broker (“Clearing Solutions” or the “Introducing Broker”).

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

As of February 28, 2015, the aggregate net asset value of the Interests in the Partnership before redemptions was $38,915,474. The Partnership operates on a calendar fiscal year and has no subsidiaries.

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

Markets Traded. QIM currently trades or monitors a broad range of tradable markets in currencies, stock indices, interest rates, energy, grains, softs and metals. QIM may add or delete markets from this universe of tradable markets in its discretion if QIM’s research demonstrates that such an addition or deletion would enhance the program’s performance. All markets are futures markets or interbank currency markets.

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

It is expected that between 5% and 20% of the Partnership’s assets generally will be held as initial margin or option premiums (in cash or U.S. Treasury Department (“Treasury”) securities) in the Partnership’s brokerage accounts at its clearing broker, SG Americas Securities, LLC (“SGAS”), a futures commission merchant (“FCM”), and available for trading by QIM in Commodity Interests on behalf of the Partnership. On January 2, 2015, Newedge USA, LLC ("Newedge USA") merged with and into SGAS, with the latter the surviving entity. Interest on Partnership assets held at SGAS in cash or Treasury securities will be credited to the Partnership. Depending on market factors, the amount of margin or option premiums held at SGAS could change significantly, and all of the Partnership’s assets are available for use as margin. The Partnership may also retain other brokers and/or dealers from time to time to clear or execute a portion of Partnership trades made by QIM. In December 2014, the Partnership made SGAS its primary clearing broker. J.P. Morgan Securities, LLC ("JPMS") has been retained to serve as a reserve clearing broker for the Partnership.

With respect to Partnership assets not held at SGAS as described above, but deposited with JPMorgan Chase Bank, N.A. (the “Custodian”), the portion not held in checking, money market or other bank accounts (and used to pay Partnership operating expenses) will be invested in liquid, high-quality short-term securities at the direction of the Custodian or its affiliate J.P. Morgan Investment Management Inc. (“JPMIM”). The Partnership’s custody and investment management agreement with the Custodian permits the Custodian to invest in U.S. government and agency securities, other securities or instruments guaranteed by the U.S. government or its agencies, CDs, time deposits, banker’s acceptances and commercial paper — subject in each case to specific diversification, credit quality and maturity limitations. The Custodian may use sub-advisers to attempt to increase yield enhancement. The General Partner may direct that a portion of Partnership assets be deposited with other custodians and retain other sub-advisers for the purpose of attempting to increase yield enhancement via other cash management arrangements.

The percentage of the Partnership’s assets deposited with these firms is also subject to change in the General Partner’s sole discretion. The Partnership’s assets will not be commingled with the assets of any other person. Depositing the Partnership’s assets with banks or SGAS, or other clearing brokers, as segregated funds is not commingling for these purposes.

The Partnership pays all of its ongoing liabilities, expenses and costs. The General Partner receives a management fee of 0.104% of the month-end net asset value, before deduction for any accrued incentive fees related to the current quarter (the “management fee net asset value”), of all Class A Interests (1.25% per annum), 0.104% of the month-end management fee net asset value of all Class B Interests (1.25% per annum) and 0.0625% of the month-end management fee net asset value of all Institutional Interests (0.75% per annum). QIM receives a 30% of quarterly trading profits applicable to each Class of Interest.

Each selling agent selling Class A Interests receives 0.166% of the month-end net asset value of the Partnership apportioned to each Class A Interest sold by such selling agent (2% per annum) and may elect to receive 0.0417% of the month-end net asset value apportioned to any Institutional Interest sold by such selling (0.50% per annum).

J.P. Morgan Securities paid during 2014 to Altegris Futures (which in December 2014 merged with and into the Introducing Broker) a portion of the brokerage commissions and transaction fees received from the Partnership as well as a portion of the interest income received on the Partnership’s assets. Monthly brokerage charges equal to the greater of (A) actual commissions of $9.75 per round-turn (higher for certain exchanges or commodities) multiplied by number of round-turn trades, which amount includes other transaction costs; or (B) an amount equal to 0.125% of the management fee net asset value of all Interest holders’ month-end capital account balances (1.50% annually). If actual monthly commissions and transaction costs in (A) above are less than the amount in (B) above, the Partnership will pay the difference to the Introducing Broker as payment for brokerage-related services. In any month when the amount in (A) is greater than the amount in (B) above, the Partnership pays only the amount described in (A) above.

The Partnership generally pays its operating expenses as they are incurred. A fixed administrative fee is charged to Class A and Class B Interests and paid to the General Partner equal to 0.0275% of the management fee net asset value of the month-end capital account balance of all such Class A and Class B Interests (0.333% per annum).

(d)	Regulation

The CFTC has delegated to NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers,” “swap dealers”, “major swap participants” and, in most cases, their respective associated persons, as well as “floor brokers” and “floor traders.” The Commodity Exchange Act requires commodity pool operators such as the General Partner, commodity trading advisors such as the Advisor and commodity brokers or FCMs such as SGAS and introducing brokers such as the Introducing Broker to be registered and to comply with various reporting and record keeping requirements. CFTC regulations also require FCMs and certain introducing brokers to maintain a minimum level of net capital. In addition, the CFTC and certain commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges. Similar position limits may in the future be put in place with respect to swaps that are exchange-traded or are economically equivalent to exchange-traded swaps or futures contracts. All accounts owned or managed by the Advisor will be combined for position limit purposes. The Advisor could be required to liquidate positions held for the Partnership in order to comply with such limits. Any such liquidation could result in substantial costs to the Partnership. In addition, many futures exchanges impose limits beyond which the price of a futures contract may not trade during the course of a trading day, and there is a potential for a futures contract to hit its daily price limit for several days in a row, making it impossible for the Advisor to liquidate a position and thereby experiencing a dramatic loss. Certain deliverable currency forward contracts are subject to limited regulation in the United States, including reporting and recordkeeping requirements.

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

Deliverable currency forward contracts are currently subject to only limited regulation in the United States. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was enacted in July 2010, and gave the CFTC jurisdiction over non-deliverable currency forward contracts. The Reform Act mandates that a substantial portion of over-the-counter derivatives must be executed in regulated markets and submitted for clearing to regulated clearinghouses, and the CFTC may impose such a requirement on non-deliverable currency forward contracts. The mandates imposed by the Reform Act may result in the Partnership bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees with respect to any swaps entered into by the Partnership.

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

ITEM 3: LEGAL PROCEEDINGS

The Partnership is not aware of any pending legal proceedings to which either the Partnership is a party or to which any of its assets are subject. The Partnership is not aware of any material legal proceedings involving the General Partner or its principals in an adverse position to the Partnership or in which the Partnership has adverse interests. The Partnership has no subsidiaries.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market information

There is no trading market for the Interests, and none is likely to develop. Interests may be redeemed or transferred subject to the conditions imposed by the Limited Partnership Agreement.

(b)	Holders

As of February 28, 2015 the Partnership had 709 holders of Interests.

(c)	Dividends

The General Partner has sole discretion in determining what distributions, if any, the Partnership will make to its investors. To date no distributions or dividends have been paid on the Interests, and the General Partner has no present intention to make any.

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

The following table summarizes Limited Partner redemptions during the fourth calendar quarter of 2014:

Month Ended	Amount Redeemed

October 31, 2014	$1,454,369
November 30, 2014	4,018,363
December 31, 2014	3,614,446
Total	$9,087,178

ITEM 6: SELECTED FINANCIAL DATA

Not required.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to “Item 8. Financial Statements and Supplementary Data.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

(a)	Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed. Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading. A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities. Through December 31, 2014 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

The Partnership bears the risk of financial failure by SGAS and/or other clearing brokers or counterparties with which the Partnership trades.

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

Performance Summary

2014

During 2014, the Partnership achieved net realized and unrealized losses of $8,510,727 from all trading; losses of $8,523,461 from trading of commodity futures contracts including brokerage commissions of $949,065. The Partnership incurred total expenses of $2,032,676, including $5,124 in incentive fees, $747,326 in management fees paid to the General Partner, and $956,163 in service and professional fees. The Partnership earned $56,273 in interest income during 2014. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for each quarter during 2014 is set forth below.

Fourth Quarter 2014. The Partnership experienced a loss in October 2014 with the bulk of the poor performance driven by short positions in futures contracts on the S&P, Dax and DJ Euro Stoxx 50 stock indices. Performance was further degraded by short positions in futures contracts on the Euro-Bund. The Partnership experienced gains during the month from its short positions in futures contracts on Crude Oil. The Partnership also experienced gains from its long positions in the interest rate futures. The Partnership experienced a loss in November 2014 with losses for short positions in futures contracts on the Dax index and European interest rates driving the poor performance. Performance was also hurt by short positions in futures contracts on the DJ Euro Stoxx 50 and long positions in Japanese Yen. The Partnership benefitted from long positions in futures contracts on the S&P and Nikkei indices. Short positions in futures contracts on Crude Oil also contributed positively to performance. The Partnership experience a loss in December 2014 driven by losses in long futures contracts on Crude Oil and Brent Crude Oil. Performance also was adversely impacted by long futures positions in the DJ Euro Stoxx 50 index and short positions in the Euro-Bund. The Partnership benefited from its positions in futures contracts on the Japanese Yen.

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

2013

During 2013, the Partnership achieved net realized and unrealized losses of $4,630,395 from its trading of commodity futures contracts including brokerage commissions paid of $1,650,361. The Partnership incurred total expenses of $3,218,902, including $95,825 in incentive fees, $1,263,038 in management fees paid to the General Partner, and $1,354,170 in service and professional fees. The Partnership earned $122,398 in interest income during 2013. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for each quarter during 2013 is set forth below.

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

2012

During 2012, the Partnership achieved net realized and unrealized gains of $9,028,017 from all trading; gains of $8,754,416 from trading of futures contracts including brokerage commissions paid of $1,916,974. The Partnership incurred total expenses of $7,804,749, including $4,320,095 in incentive fees, $1,454,056 in management fees paid to the General Partner, and $1,503,361 in service and professional fees. The Partnership earned $146,654 in interest income during 2012. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for each quarter during 2012 is set forth below.

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

The General Partner believes that the Partnership’s most critical accounting estimates relate to the valuation of the Partnership’s assets. Futures and options on futures contracts are valued using the primary exchange’s closing price. U.S. government agency securities are generally valued based on quoted prices in active markets. Corporate notes are generally valued at fair value.  Security transactions are recorded on the trade date. Realized gains and losses from security transactions are determined using the specific identification cost method. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (U.S. GAAP) which require the use of certain estimates made by the Partnership’s management. Actual results could differ from those estimates. Based on the nature of the business and operations of the Partnership, the General Partner believes that the estimates utilized in preparing the Partnership’s financial statements are appropriate and reasonable, however actual results could differ from these estimates. The estimates used do not provide a range of possible results that would require the exercise of subjective judgment. The General Partner further believes that, based on the nature of the business and operations of the Partnership, no other reasonable assumptions relating to the application of the Partnership’s critical accounting estimates other than those currently used would likely result in materially different amounts from those reported.

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

(b)	Management’s Annual Report on Internal Control over Financial Reporting

Altegris Advisors, L.L.C., the general partner of the Partnership, is responsible for the management of the Partnership. Management of the General Partner (“Management”) is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Partnership’s internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Partnership’s transactions are being made only in accordance with authorizations of Management; and

•
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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2014. In making this assessment, Management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2014, the Partnership’s internal control over financial reporting was effective.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in the Partnership’s internal control over financial reporting during the quarter and year ended ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	Identification of Directors and Executive Officers

(i)           The Partnership has no officers, directors, or employees. The Partnership’s affairs are managed by the General Partner (although it has delegated trading and investment authority to the Advisor and administrative duties to Altegris). The General Partner is indirectly owned by AqGen Liberty Holdings LLC (“AqGen”), an entity owned and controlled by (i) private equity funds managed by Aquiline Capital Partners LLC and its affiliates (“Aquiline”), and by Genstar Capital Management, LLC and its affiliates (“Genstar”), and (ii) certain senior management of the General Partner and its affiliates. Aquiline is a private equity firm located in New York, New York, and Genstar is a private equity firm located in San Francisco, California. The General Partner’s managers and executive officers are Jack L. Rivkin, Jon C. Sundt, Matthew C. Osborne, and Kenneth I. McGuire.

Jack L. Rivkin (born 1940) became the Chief Investment Officer, an Executive Vice President and a director of the General Partner’s predecessor entity, APM, in January 2014. Mr. Rivkin has served as a manager and Executive Vice President and Chief Investment Officer of the General Partner (December 2013 to present). Mr. Rivkin has served as a manager and Executive Vice President of Altegris Services, LLC and Altegris Clearing Solutions, LLC (January 2014 to present). Mr. Rivkin has served as a manager and Executive Vice President and Chief Investment Officer of Altegris Clearing Solutions (January 2014 to present). Mr. Rivkin has served as an Executive Vice President of Altegris Holdings (January 2014 to present). Mr. Rivkin is responsible for general management and oversight of each of the Altegris companies for which he serves as Executive Vice President. For each company for which he serves as Chief Investment Officer, Mr. Rivkin provides leadership, vision and oversight over the investment management and research process. Mr. Rivkin became a principal of APM in January 2014 and is also registered with the CFTC and is a member of the NFA as a principal for the following affiliates of the General Partner: (a) Altegris Clearing Solutions LLC as principal (January 2014 to present) and (b) Advisors as a principal (January 2014 to present). During the past five years, prior to joining Altegris, Mr. Rivkin was CEO of JL Rivkin & Associates, Inc. a firm engaged in the management of existing private and public equity portfolios (January 2002 to December 2013). Mr. Rivkin earned his Professional Engineering degree from the Colorado School of Mines and his MBA from the Harvard Graduate School of Business Administration.

Jon C. Sundt (born 1961) is the President, CEO and a manager of the General Partner. Mr. Sundt has also been (1) the President, CEO and a director of Altegris Investments, Inc. (Altegris) (July 2002 to present), a current broker-dealer affiliate of the General Partner, and formerly an IB and CTA; (2) a manager and the President and CEO of Altegris Clearing Solutions, L.L.C. (formerly known as Altegris Partners, L.L.C.) (Clearing Solutions), an IB and CTA and an affiliate of the General Partner (December 2008 to present); (3) a manager and the President and CEO of Altegris Services, L.L.C. (Services), an administrative and operations affiliate of the General Partner (May 2010 to present); and (4) the President and CEO of Altegris Holdings, a holding company which directly owns the General Partner, Altegris, Clearing Solutions and Services (October 2012 to present). Mr. Sundt became a principal of the General Partner’s predecessor entity, APM, in July 2002. Mr. Sundt attended the University of California, San Diego.

Matthew C. Osborne (born 1964) has served as a manager of the General Partner (or a director of the General Partner’s predecessor entity, APM) since July 2002. He has also served as a Vice President of APM (July 2002 to January 2011), and currently serves as Executive Vice President of the General Partner (January 2011 to present). Mr. Osborne has also been (1) an Executive Vice President, Chief Investment Officer and a director of Altegris (July 2002 to May 2010); (2) a manager and Executive Vice President of Clearing Solutions (December 2008 to present); (3) a manager and Executive Vice President of Services (February 2010 to present); and (4) Executive Vice President of Altegris Holdings (October 2012 to present).

Kenneth I. McGuire (born 1958) is the Chief Operating Officer and a manager of the General Partner. Mr. McGuire also serves as Chief Operating Officer for Advisors (February 2010 to August 2013), and Services (May 2010 to present). Mr. McGuire also serves as Chief Operating Officer of Altegris Holdings. His duties within the Altegris Companies include supervision of personnel in the software development, information technology, fund operations and futures operations businesses of the Altegris Companies. During the past five years, Mr. McGuire was employed by The Bank of New York Mellon, an asset management and securities services company, as a Managing Director (April 2006 to October 2009). Mr. McGuire was employed within BNY Mellon Alternative Investment Services, serving as Product Manager for that unit’s Single Manager Hedge Fund services. Mr. McGuire was a Strategic Advisor with Harvest Technology, a boutique investment technology consultancy (May 2005 to April 2006). Mr. McGuire graduated Magna Cum Laude from Hofstra University with a degree in Computer Science/Mathematics and received his MBA with a concentration in Management from Adelphi University.

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

The Partnership has no employees, officers or directors and is managed by the General Partner. The General Partner has adopted a Code of Ethics that applies to its principal executive officers and certain other persons associated with Altegris Funds. A copy of this Code of Ethics may be obtained at no charge by written request to Altegris Advisors, L.L.C., 1200 Prospect Street, Suite 400, La Jolla, CA 92037.

(d)	Corporate Governance

Not applicable.

ITEM 11: EXECUTIVE COMPENSATION

The Partnership has no officers, directors, or employees. None of the principals, officers, or employees of the General Partner or Altegris receives compensation from the Partnership. All persons serving in the capacity of officers or executives of the General Partner, the general partner of the Partnership, are compensated by Altegris and/or an affiliate in respect of their respective positions with such entities. The General Partner receives a monthly management fee equal to 1/12 of 1.25% of the management fee net asset value of the month-end capital account balances attributable to Class A and Class B Interests and equal to 1/12 of 0.75% of the management fee net asset value of the month-end capital account balances attributable to Institutional Interests. The General Partner also receives a monthly administrative fee equal to 1/12 of 0.333% of the management fee net asset value of the month-end capital account balances attributable to Class A and Class B Interests.

Altegris receives continuing monthly compensation from the Partnership equal to 1/12 of 2% of the month-end net asset value of Class A Interests sold by Altegris.

Clearing Solutions, in its capacity as Introducing Broker to the Partnership, received compensation for brokerage-related services. The Partnership will pay monthly brokerage charges equal to the greater of (A) actual commissions of $9.75 per round-turn (higher for certain exchanges or commodities) multiplied by number of round-turn trades, which amount includes other transaction costs; or (B) an amount equal to 0.125% of the management fee net asset value of all Interest holders’ month-end capital account balances (1.50% annually). If actual monthly commissions and transaction costs in (A) above are less than the amount in (B) above, the Partnership will pay the difference to the Introducing Broker as payment for brokerage-related services. In any month when the amount in (A) is greater than the amount in (B) above, the Partnership will pay only the amount described in (A) above.

The Partnership has no other compensation arrangements. There are no compensation plans or arrangements relating to a change in control of the Partnership.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)            Security ownership of certain beneficial owners

Not applicable.

(b)            Security Ownership of Management

The Partnership has no officers or directors. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner, which has delegated discretionary authority over the Partnership’s trading to QIM. As of February 28, 2015, the General Partner’s general partner interest in the Partnership was valued at $706, which constituted approximately 0% of the Partnership’s total assets. The General Partner and the principals of the General Partner may purchase Interests. As of February 28, 2015, the following managers and executive officers of the General Partner owned Interests in the Partnership: Jon C. Sundt. The direct and indirect holding of Interests of each manager and executive officer and the total aggregate ownership of Interests is less than 1% of the Partnership’s total assets.

(c)            Changes in Control

None.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Partnership does not engage in any transactions with the General Partner or its affiliates other than in respect of the services and payment of fees therefor described above in Item 1.

The Partnership paid to the General Partner monthly management fees totaling $747,326 for the year ended December 31, 2014. The Partnership paid to the General Partner administrative fees totaling $180,043 for the year ended December 31, 2014.

The Partnership paid to Altegris monthly continuing compensation of $126,047 for the year ended December 31, 2014. Clearing Solutions, in its capacity as the Introducing Broker for the Partnership, received from the Partnership’s clearing broker the following compensation: a portion of the brokerage commissions paid by the Partnership to J.P. Morgan Securities, and of the interest income earned on Partnership’s assets held at J.P. Morgan Securities, equal to $313,473 for the year ended December 31, 2014. In addition, Clearing Solutions, in its capacity as Introducing Broker, receives from the Partnership, monthly brokerage charges as described in Item 11. For the year ended December 31, 2014 the Partnership paid monthly brokerage charges of $423,711.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth (a) the fees billed to the Partnership for professional audit services provided by Ernst & Young LLP, the Partnership’s independent registered public accountant, for the audit of the Partnership’s annual financial statements for the year ended December 31, 2013 and (b) the fees billed to the Partnership for professional audit services provided by Ernst & Young LLP for the audit of the Partnership’s annual financial statements for the year ended December 31, 2014.

FEE CATEGORY	2014	2013

Audit Fees	$25,600	$28,000
Audit-Related Fees	34,050	$32,000
Tax Fees	$66,596	$61,425
All Other Fees	0	-

TOTAL FEES	$126,246	$121,425

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

The managers of the General Partner pre-approve the engagement of the Partnership’s auditor for all services to be provided by the auditor.

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

Dated: March 31, 2015	Altegris QIM FUTURES FUND, L.P.

	By:	ALTEGRIS ADVISORS, L.L.C.

	By:	/s/ Matthew C. Osborne
	Name:	Matthew C. Osborne
	Title:	Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant and in the capacities and on the date indicated.

Title with
Signature	General Partner	Date

/s/ Jon C. Sundt	President, Chief Executive Officer, Manager	March 31, 2015
Jon C. Sundt	(Principal Executive Officer)
(Principal Financial Officer)

/s/ Jack L. Rivkin	Manager	March 31, 2015
Jack L. Rivkin

/s/ Matthew C. Osborne	Executive Vice President, Manager	March 31, 2015
Matthew C. Osborne

/s/ Kenneth I. McGuire	Chief Operating Officer, Manager	March 31, 2015
Kenneth I. McGuire

(Being the principal executive officer, the principal financial officer and principal accounting officer, and a majority of the managers of Altegris Advisors, L.L.C.)

ALTEGRIS QIM FUTURES FUND, L.P.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

ALTEGRIS QIM FUTURES FUND, L.P.

TABLE OF CONTENTS

PAGES
Affirmation of the Commodity Pool Operator	1
Report of Independent Registered Public Accounting Firm	2
Financial Statements
Statements of Financial Condition	3
Condensed Schedules of Investments	4 - 7
Statements of Income (Loss)	8
Statements of Changes in Partners’ Capital (Net Asset Value)	9
Notes to Financial Statements	10 - 27

ALTEGRIS QIM FUTURES FUND, L.P.
AFFIRMATION OF THE COMMODITY POOL OPERATOR

To the Partners of
Altegris QIM Futures Fund, L.P.

To the best of the knowledge and belief of the undersigned, the information contained in this Annual Report for the years ended December 31, 2014, 2013 and 2012 is accurate and complete.

By: /s/ Kenneth I. McGuire
Altegris Portfolio Management, Inc.
Commodity Pool Operator for
Altegris QIM Futures Fund, L.P.
By: Kenneth I. McGuire, Chief Operating Officer

Report of Independent Registered Public Accounting Firm

The General Partner and Partners of Altegris QIM Futures Fund, L.P.
We have audited the accompanying statements of financial condition of Altegris QIM Futures Fund, L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2014 and 2013, and the related statements of income (loss), statements of changes in partners’ capital and financial highlights for each of the three years then ended. These financial statements and financial highlights are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2014, by correspondence with the custodian and brokers. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Altegris QIM Futures Fund, L.P. at December 31, 2014 and 2013, and the results of its operations, the changes in its partners’ capital and the financial highlights for each of the three years in the period then ended, in conformity with U.S. generally accepted accounting principles.

March 24, 2015

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2014 and DECEMBER 31, 2013

	2014	2013
ASSETS
Equity in commodity broker account:
Cash	$1,708,036	$1,543,224
Restricted cash	1,119,921	1,498,559
Restricted foreign currency (cost - $871,601 and $964,576)	846,214	961,570
Unrealized gain on open commodity futures contracts	-	895,271

	3,674,171	4,898,624

Cash	6,229,433	6,976,791
Investment securities at value
(cost - $35,270,474 and $75,554,580)	35,264,837	75,558,419
Interest receivable	14,558	34,011

Total assets	$45,182,999	$87,467,845

Equity in commodity broker account:
Foreign currency due to broker (proceeds - $875,134 and $905,251)	$849,644	$902,430
Unrealized loss on open commodity futures contracts	31,586	-

	881,230	902,430

Redemptions payable	3,684,626	3,074,013
Subscriptions received in advance	-	170,375
Incentive fees payable	-	95,825
Management fee payable	45,585	80,319
Service fees payable	43,629	67,536
Brokerage commissions payable	30,959	67,143
Administrative fee payable	11,126	18,956
Other liabilities	138,117	136,135

Total liabilities	4,835,272	4,612,732

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	698	842
Limited Partners	40,347,029	82,854,271

Total partners' capital (Net Asset Value)	40,347,727	82,855,113

Total liabilities and partners' capital	$45,182,999	$87,467,845

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2014

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$2,417,000	1/2/2015	Federal Farm Credit Bank Disc Note, 0.01%*	$2,416,999	5.99%
3,050,000	1/16/2015	Federal Home Loan Bank Disc Note, 0.018%*	3,049,976	7.56%
2,500,000	3/20/2015	Federal Home Loan Bank, 0.13%	2,499,633	6.19%
2,000,000	8/19/2015	Federal Home Loan Bank, 0.20%	1,999,648	4.96%
1,500,000	9/18/2015	Federal Home Loan Bank, 0.20%	1,499,131	3.71%
1,200,000	12/1/2015	Federal Home Loan Bank, 0.20%	1,198,553	2.97%
1,200,000	12/8/2015	Federal Home Loan Bank, 0.13%	1,196,986	2.97%
2,000,000	1/16/2015	Federal Home Loan Bank, 0.25%	2,000,052	4.96%
2,000,000	8/28/2015	Federal Home Loan Mortgage Corp, 0.50%	2,003,500	4.96%
1,000,000	6/1/2015	Federal National Mort Assoc Disc Note, 0.14%*	999,625	2.48%
2,000,000	7/2/2015	Federal National Mortgage Association, 0.50%	2,001,672	4.96%
Total U.S. Government Agency Bonds and Notes (cost - $20,871,412)			20,865,775	51.71%

Corporate Notes
$1,000,000	1/2/2015	Bank of Montreal, 0.10%	1,000,000	2.48%
1,400,000	1/9/2015	Exxon Mobile Corp Disc Note, 0.09%*	1,399,893	3.47%
1,400,000	1/9/2015	General Electric Capital Corp Disc Note, 0.07%*	1,399,903	3.47%
1,600,000	1/5/2015	Johnson & Johnson, 0.07%*	1,599,916	3.97%
1,000,000	1/14/2015	Liberty Street Funding LLC, 0.16%*	999,887	2.48%
700,000	1/14/2015	National Rural Utilities Cooperative Finance Corp, 0.13%*	699,921	1.73%
1,000,000	1/29/2015	Norinchukin Bank Disc Note, 0.17%	1,000,000	2.48%
250,000	1/9/2015	Scotia Holdings (US) Inc., 0.13%*	249,976	0.62%
800,000	1/6/2015	Shizuoka Bank, 0.19%	800,000	1.98%
1,650,000	1/2/2015	Sumitomo Mutsui Banking Co Disc Note, 0.16%	1,650,000	4.09%
1,400,000	1/16/2015	Toronto-Dominion Holdings, 0.09%*	1,399,847	3.47%
1,200,000	1/8/2015	Victory Receivables Corp, 0.13%*	1,199,840	2.97%
1,000,000	1/2/2015	Working Capital Management Co LP Disc Note, 0.10%*	999,879	2.48%
Total Corporate Notes (cost - $14,399,062)			14,399,062	35.69%

Total Investment Securities (cost - $35,270,474)			$35,264,837	87.40%

*	The rate reported is the effective yield at time of purchase.

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2014

	Range of Expiration Dates	Number of Contracts	Value	% of Partners' Capital

Long Futures Contracts:
Currencies	Mar 15	14	$1,812	0.00%
Energy	Jan 15 - Feb 15	34	(5,901)	(0.02)%
Interest Rates	Mar 15	6	7,949	0.02%
Stock Indices	Jan 15	6	(714)	(0.00)%
Treasury Rates	Mar 15	19	(1,732)	(0.00)%

Total Long Futures Contracts		79	1,414	0.00%

Short Futures Contracts:
Currencies	Mar 15	7	736	0.00%
Energy	Jan 15	2	2,581	0.01%
Interest Rates	Mar 15	29	(21,637)	(0.05)%
Stock Indices	Jan 15 - Mar 15	137	(14,423)	(0.04)%
Treasury Rates	Mar 15	2	(257)	0.00%

Total Short Futures Contracts		177	(33,000)	(0.08)%

Total Futures Contracts		256	$(31,586)	(0.08)%

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

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	2014	2013	2012
TRADING GAIN (LOSS)
Gain (loss) on trading of commodity futures
Realized	$(6,647,539)	$(4,840,473)	$10,235,765
Change in unrealized	(926,857)	1,860,439	435,625
Brokerage Commissions	(949,065)	(1,650,361)	(1,916,974)

Gain (loss) from trading futures	(8,523,461)	(4,630,395)	8,754,416

Gain (loss) on trading of securities
Realized	11,043	32,785	53,478
Change in unrealized	(9,476)	(7,379)	9,513

Gain from trading securities	1,567	25,406	62,991

Gain (loss) on trading of foreign currency
Realized	10,879	426,278	52,966
Change in unrealized	288	(157,831)	157,644

Gain from trading foreign currency	11,167	268,447	210,610
Total trading gain (loss)	(8,510,727)	(4,336,542)	9,028,017

NET INVESTMENT INCOME (LOSS)
Income
Interest income	56,273	122,398	146,654

Expenses
Management fee	747,326	1,263,038	1,454,056
Service fees	635,536	934,718	1,050,901
Professional fees	320,627	419,452	452,460
Administrative fee	180,043	288,987	329,013
Incentive fees	5,124	95,825	4,320,095
Interest expense	826	30,950	11,679
Other expenses	143,194	185,932	186,545

Total expenses	2,032,676	3,218,902	7,804,749

Net investment loss	(1,976,403)	(3,096,504)	(7,658,095)

NET INCOME (LOSS)	$(10,487,130)	$(7,433,046)	$1,369,922

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

		Limited Partners

	Total	Class A	Class B	Institutional Special Interests	General Partner

Balances at December 31, 2011	$122,413,035	$50,364,450	$47,125,361	$24,922,360	$864

Transfers	-	(1,576,592)	1,556,577	20,015	-

Capital additions	36,128,183	18,718,341	11,057,609	6,352,233	-

Capital withdrawals	(28,319,925)	(12,490,625)	(11,965,356)	(3,863,944)	-

From operations:
Net investment loss	(7,658,095)	(3,856,106)	(2,494,854)	(1,307,098)	(37)
Net realized gain from investments (net of brokerage commissions)	8,425,235	3,612,706	2,826,944	1,985,524	61
Net change in unrealized gain from investments	602,782	244,068	261,528	97,185	1
Net income	1,369,922	668	593,618	775,611	25

Balances at December 31, 2012	$131,591,215	$55,016,242	$48,367,809	$28,206,275	$889

Balances at December 31, 2012	$131,591,215	$55,016,242	$48,367,809	$28,206,275	$889

Transfers	-	(797,935)	797,935	-	-

Capital additions	14,475,028	5,814,279	6,370,443	2,290,306	-

Capital withdrawals	(55,778,084)	(17,380,851)	(23,271,306)	(15,125,927)	-

From operations:
Net investment loss	(3,096,504)	(1,931,115)	(877,539)	(287,817)	(33)
Net realized loss from investments (net of brokerage commissions)	(6,031,771)	(2,299,892)	(2,253,094)	(1,478,757)	(28)
Net change in unrealized gain from investments	1,695,229	729,093	624,138	341,984	14
Net loss	(7,433,046)	(3,501,914)	(2,506,495)	(1,424,590)	(47)

Balances at December 31, 2013	$82,855,113	$39,149,821	$29,758,386	$13,946,064	$842

Balances at December 31, 2013	$82,855,113	$39,149,821	$29,758,386	$13,946,064	$842

Transfers	-	(91,271)	(3,310)	94,581	-

Capital additions	1,934,452	1,384,785	399,667	150,000	-

Capital withdrawals	(33,954,708)	(12,589,691)	(13,297,120)	(8,067,897)	-

From operations:
Net investment loss	(1,976,403)	(1,358,002)	(495,693)	(122,675)	(33)
Net realized loss from investments (net of brokerage commissions)	(7,574,682)	(3,976,526)	(2,672,018)	(926,036)	(102)
Net change in unrealized loss from investments	(936,045)	(449,584)	(340,803)	(145,649)	(9)
Net loss	(10,487,130)	(5,784,112)	(3,508,514)	(1,194,360)	(144)

Balances at December 31, 2014	$40,347,727	$22,069,532	$13,349,109	$4,928,388	$698

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

On December 31, 2014, pursuant to that certain General Partner Admission Agreement dated as of December 30, 2014 among Altegris Advisors, L.L.C. (“Advisors” or the “General Partner”), Altegris Portfolio Management, Inc. (“APM”) and the Partnership, Advisors, a Delaware limited liability company and an affiliate of APM, was admitted as a general partner of the Partnership effective immediately prior to the Transaction (defined below). Pursuant to an internal reorganization of APM, then a general partner of Partnership, and certain affiliated entities, APM merged with and into Advisors on December 31, 2014 (the “Transaction”). By operation of law Advisors then assumed the general partner interest of Partnership previously held by APM. The officers of Advisors are the same persons with the same titles as the officers of APM prior to the Transaction, and the managers of Advisors were also the directors of APM prior to the Transaction.

B.	Method of Reporting

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Therefore, the Partnership follows the accounting and reporting guidelines for investment companies. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of December 31, 2014 and 2013, and reported amounts of income and expenses for the years ended December 31, 2014, 2013 and 2012, respectively. Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that the differences could be material.

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

The fair value of U.S. government agency bonds and notes is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs which include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government agency bonds and notes are categorized in Level I or Level 2 of the fair value hierarchy. As of December 31, 2014 and 2013, none of the Partnership’s holdings in U.S. government agency bonds and notes were fair valued using valuation models.

The fair value of U.S. treasury obligations is generally based on quoted prices in active markets. U.S. treasury obligations are categorized in Level 1 of the fair value hierarchy.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, notes, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of December 31, 2014 and 2013, none of the Partnership’s holdings in corporate notes were fair valued using valuation models.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Fair Value (continued)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

There were no changes in the Partnership’s valuation methodology during the years ended December 31, 2014 and 2013.

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of December 31, 2014 and December 31, 2013:

December 31, 2014	Level 1	Level 2	Level 3	Balance as of December 31, 2014
Assets
Futures contracts (1)	$50,035	$-	$-	$50,035
U.S. Government agency bonds and notes	20,865,775	-	-	20,865,775
Corporate notes	-	14,399,062	-	14,399,062
Total Assets	$20,915,810	$14,399,062	$-	$35,314,872

Liabilities
Futures contracts (1)	$(81,621)	$-	$-	$(81,621)

December 31, 2013	Level 1	Level 2	Level 3	Balance as of December 31, 2013

Assets
Futures contracts (1)	$984,657	$-	$-	$984,657
U.S. Government agency bonds and notes	38,587,116	-	-	38,587,116
Corporate notes	-	24,758,999	-	24,758,999
U.S. Treasury obligations	12,212,304	-	-	12,212,304
Total Assets	$51,784,077	$24,758,999	$-	$76,543,076

Liabilities
Futures contracts (1)	$(89,386)	$-	$-	$(89,386)

(1) See Note 7. "Financial Derivative Instruments" for the fair value in each type of contracts within this category.

For the years ended December 31, 2014 and 2013, there were no transfers between Level 1 and Level 2 assets and liabilities. For the years ended December 31, 2014 and 2013, there were no Level 3 securities.

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

Net realized gains and losses from foreign currency related transactions represent gains and losses from sales of foreign currencies, sales and maturities of futures contracts in foreign markets, currency gains and losses realized between trade and settlement dates on securities transactions, and the difference between the amounts of interest and foreign withholding taxes recorded on the Partnership’s books and the U.S. Dollar equivalent of the amounts actually received or paid. Net unrealized appreciation (depreciation) on foreign currency denominated other assets and liabilities arise from changes in the value of assets, other than investments in securities, and liabilities at fiscal year end, resulting from changes in the exchange rates.

JPMorgan Chase Bank, N.A. (the “Custodian”) is the Partnership’s custodian. The Partnership has cash deposited with the Custodian. Newedge USA, LLC (the “Clearing Broker”) is the Partnership’s commodity broker. Prior to December 2014, JPMorgan Chase Bank, N.A. was the Partnership’s commodity broker. For cash not held with the Clearing Broker the Partnership receives cash management services from an affiliate of the Custodian, J.P. Morgan Investment Management Inc. (“JPMIM”).

E.	Futures Contracts

The Partnership may engage in futures contracts as part of its investment strategy. Upon entering into a futures contract, the Partnership is required to deposit with the broker an amount of cash or cash equivalents equal to a certain percentage of the contract amount. This is known as the “initial margin.” Subsequent payments (“variation margin”) are made or received by the Partnership each day, depending on the daily fluctuations in the value of the contract, and are included in unrealized gain (loss) on futures contracts. Due to broker amounts on the Statement of Financial Condition represent the amount of any short fall in the Fund's required cash margin. The Partnership recognizes a realized gain or loss when the contract is closed.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.	Futures Contracts (continued)

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at December 31, 2014 and 2013 are reflected within the Condensed Schedules of Investments.

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

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital. Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2014 and 2013. However, the Partnership’s conclusions

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

H.	Income Taxes (continued)

may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Partnership is subject to income tax examinations by major taxing authorities for all tax years since 2012.
The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of and for the years ended December 31, 2014, 2013 and 2012.

I.	Reclassifications

Certain amounts in the 2013 and 2012 financial statements were reclassified to conform to the 2014 presentation.

J.	Offering Costs

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

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement. The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the years ended December 31, 2014, 2013 and 2012.

NOTE 3 -RELATED PARTY TRANSACTIONS

A.	General Partner Management Fee

The General Partner receives a monthly management fee from the Partnership equal to 0.104% (1.25% annually) for Class A and Class B, and 0.0625% (0.75% annually) for Institutional Interests of the Partnership's management fee net asset value. The General Partner may declare any Limited Partner a “Special Limited Partner” and the management fees or incentive fees charged to any such partner may be different than those charged to other Limited Partners. For the years ended December 31, 2014, 2013 and 2012 there were no Special Limited Partners.

Total management fees earned by the General Partner for the years ended December 31, 2014, 2013 and 2012 are shown on the Statements of Income (Loss) as Management Fee.

B.	Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the years ended December 31, 2014, 2013 and 2012, administrative fees for Class A Interests were $106,535, $155,133 and $172,714, respectively, and administrative fees for Class B Interests were $73,508, $133,854 and $156,299, respectively.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

C.	Altegris Investments, Inc. and Altegris Futures, L.L.C.

Altegris Investments, Inc. (“Altegris Investments”), an affiliate of the General Partner, is registered as a broker-dealer with the Securities Exchange Commission. Altegris Futures, L.L.C. (“Altegris Futures”), an affiliate of the General Partner and an introducing broker registered with the CFTC, is the Partnership’s introducing broker. Altegris Investments has entered into a selling agreement with the Partnership whereby it receives 2% per annum as continuing compensation for Class A Interests sold by Altegris Investments that are outstanding at month end. Altegris Futures, as the Partnership’s introducing broker, receives a portion of the commodity brokerage commissions paid by the Partnership to the Clearing Broker and interest income retained by the Clearing Broker. Additionally, the Partnership pays to its clearing brokers and Altegris Futures, at a minimum, brokerage charges at a monthly flat rate of 0.125% (1.5% annually) of the Partnership’s management fee net asset value. Brokerage charges may exceed the flat rate described above, depending on commission and trading volume levels, which may vary.

On December 31, 2014, Altegris Futures merged with and into its affiliate, Altegris Clearing Solutions, LLC. Altegris Clearing Solutions, LLC is registered with the CFTC as an Introducing Broker.

At December 31, 2014 and 2013, respectively, the Partnership had commissions and brokerage fees payable to Altegris Futures of $29,423 and $60,231 and service fees payable to Altegris Investments of $7,777 and $13,850, respectively. The following tables show the fees paid to Altegris Investments and Altegris Futures for the years ended December 31, 2014, 2013 and 2012, respectively:

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Altegris Futures - Brokerage Commission fees	$423,711	$870,421	$457,524
Altegris Investments- Service fees	126,047	221,488	286,599
Total	$549,758	$1,091,909	$744,123

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

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - SERVICE FEES

Class A Interests pay selling agents an ongoing monthly payment of 0.166% of the month-end net asset value (2% annually) of the value of Interests sold by them which are outstanding at month-end as compensation for their continuing services to such Class A Limited Partners. Institutional Interests may pay selling agents, if the selling agent so elects, an ongoing monthly payment of 0.0417% (0.50% annually) of the value of Institutional Interests sold by them which are outstanding at month-end as compensation for their continuing services to such Limited Partners holding Institutional Interests, however, there were none for the years ended December 31, 2014, 2013 and 2012. For the years ended December 31, 2014, 2013 and 2012, service fees for Class A Interests were $635,258, $933,931 and $1,049,656, respectively, and service fees for Institutional Interests were $278, $787 and $1,245, respectively.

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

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the fair value of derivative contracts as of December 31, 2014 and 2013. The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the derivative contracts qualify for net presentation in the Statements of Financial Condition.

December 31, 2014

Type of Futures Contracts	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value
Currencies	$3,505	$(957)	$2,548
Energy	4,249	(7,570)	(3,321)
Interest Rates	7,949	(21,637)	(13,688)
Stock Indices	33,223	(48,359)	(15,136)
Treasury Rates	1,109	(3,098)	(1,989)
	$50,035	$(81,621)	$(31,586)

December 31, 2013

Type of Futures Contracts	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value
Currencies	$119,092	$-	$119,092
Energy	19	(85,488)	(85,469)
Interest Rates	165,915	(935)	164,980
Metals	14,690	(1,843)	12,847
Stock Indices	490,873	(1,120)	489,753
Treasury Rates	194,068	-	194,068
	$984,657	$(89,386)	$895,271

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the years ended December 31, 2014, 2013 and 2012.

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading derivatives contracts.

Year Ended December 31, 2014
Type of Futures Contracts	Realized	Change in Unrealized
Currencies	$(483,041)	$(116,543)
Energy	457,352	82,149
Interest Rates	317,944	(178,668)
Metals	(160,543)	(12,848)
Stock Indices	(4,903,525)	(504,890)
Treasury Rates	(1,875,726)	(196,057)
	$(6,647,539)	$(926,857)

For the year ended December 31, 2014, the number of futures contracts closed was 58,163.

Year Ended December 31, 2013
Type of Futures Contracts	Realized	Change in Unrealized
Agricultural	$(344,007)	$10,654
Currencies	(103,139)	351,471
Energy	(1,156,256)	(141,903)
Interest Rates	2,270,041	(1,233,579)
Metals	342,812	(59,188)
Stock Indices	(5,133,038)	2,081,580
Treasury Rates	(716,886)	851,404
	$(4,840,473)	$1,860,439

For the year ended December 31, 2013, the number of futures contracts closed was 92,471.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Year Ended December 31, 2012
Type of Futures Contracts	Realized	Change in Unrealized
Agricultural	$(811,497)	$85,884
Currencies	3,118,861	(212,593)
Energy	841,923	88,610
Interest Rates	(4,321,571)	1,169,373
Metals	737,599	109,050
Stock Indices	12,353,548	(1,347,652)
Treasury Rates	(1,683,098)	542,953
	$10,235,765	$435,625

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

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Liabilities and Derivative Liabilities

				Gross Amounts Not Offset in the Statement of Financial Condition
As of December 31, 2014
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount
Commodity futures contracts	$50,035	$(50,035)	$-	$-	$-	-

Offsetting the Financial Liabilities and Derivative Liabilities

				Gross Amounts Not Offset in the Statement of Financial Condition
As of December 31, 2014
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount
Commodity futures contracts	$(81,621)	$50,035	$(31,586)	$-	$-	$(31,586)

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

(1) Does not include maintenance margin deposits held at the Clearing Broker of $1,966,135 for 2014 & $2,460,129 for 2013, respectively.

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

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the years ended December 31, 2014, 2013 and 2012. This information has been derived from information presented in the financial statements.

	Year ended December 31, 2014
	Class A	Class B	Institutional Interest

Total return for Limited Partners
Total return prior to incentive fees	(17.14%)	(15.46%)	(14.74%)
Incentive fees	(0.01%)	(0.01%)	(0.01%)
Total return after incentive fees	(17.15%)	(15.47%)	(14.75%)

Ratio to average net asset value
Expenses prior to incentive fees	4.41%	2.39%	1.54%
Incentive fees	0.01%	0.00%	0.01%

Total expenses	4.42%	2.39%	1.55%

Net investment loss (1)	(4.31%)	(2.30%)	(1.45%)

	Year ended December 31, 2013
	Class A	Class B	Institutional Interest

Total return for Limited Partners
Total return prior to incentive fees	(5.28%)	(3.36%)	(2.56%)
Incentive fees	(0.08%)	(0.15%)	(0.10%)
Total return after incentive fees	(5.36%)	(3.51%)	(2.66%)

Ratio to average net asset value
Expenses prior to incentive fees	4.24%	2.23%	1.38%
Incentive fees	0.07%	0.12%	0.07%

Total expenses	4.31%	2.35%	1.45%

Net investment loss (1)	(4.12%)	(2.12%)	(1.26%)

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 - FINANCIAL HIGHLIGHTS (CONTINUED)

	Year ended December 31, 2012
	Class A	Class B	Institutional Interest

Total return for Limited Partners
Total return prior to incentive fees	3.43%	5.49%	6.36%
Incentive fees	(3.47%)	(3.56%)	(3.71%)
Total return after incentive fees	(0.04%)	1.93%	2.65%

Ratio to average net asset value
Expenses prior to incentive fees	4.19%	2.14%	1.29%
Incentive fees	3.47%	3.36%	3.64%

Total expenses	7.66%	5.50%	4.93%

Net investment loss (1)	(4.07%)	(2.02%)	(1.17%)

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

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 11 - SUBSEQUENT EVENTS (CONTINUED)

Effective January 1, 2015, Altegris Advisors, L.L.C. became the sole General Partner of the Partnership.

From January 1, 2015 through March 24, 2015, the Partnership had subscriptions of $249,508 and redemptions of $5,459,010. Management has determined there are no additional matters requiring disclosure.