Form 10-Q
period 2015-03-31
Altegris QIM Futures Fund, L.P.
filed 2015-05-15
CIK 1469317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]No  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  [X]No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [   ]  No  [X]

PART I – FINANCIAL INFORMATION

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2015 (Unaudited) and DECEMBER 31, 2014 (Audited)
_______________

	2015	2014
ASSETS
Equity in commodity broker account:
Cash	$3,496,679	$1,708,036
Restricted cash	3,641,994	1,119,921
Restricted foreign currency (cost - $1,812,513 and $871,601)	1,811,054	846,214
Unrealized gain on open commodity futures contracts	103,423	-

	9,053,150	3,674,171

Cash	1,527,931	6,229,433
Investment securities at value
(cost - $26,298,113 and $35,270,474)	26,297,641	35,264,837
Interest receivable	8,502	14,558

Total assets	$36,887,224	$45,182,999

Equity in commodity broker account:
Foreign currency due to broker (proceeds - $1,765,674 and $875,134)	$1,764,253	$849,644
Unrealized loss on open commodity futures contracts	-	31,586

	1,764,253	881,230

Redemptions payable	5,196,082	3,684,626
Subscriptions received in advance	15,000	-
Incentive fees payable	424	-
Management fee payable	35,300	45,585
Service fees payable	36,988	43,629
Brokerage commissions payable	17,301	30,959
Administrative fee payable	8,657	11,126
Other liabilities	93,857	138,117

Total liabilities	7,167,862	4,835,272

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	694	698
Limited Partners	29,718,668	40,347,029

Total partners' capital (Net Asset Value)	29,719,362	40,347,727

Total liabilities and partners' capital	$36,887,224	$45,182,999

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2015 (Unaudited)
_______________

INVESTMENT SECURITIES

Face Value	Maturity Date	Description	Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$5,739,000	4/1/2015	Federal Farm Credit Bank Disc Note, 0.00%*	$5,739,000	19.31%
750,000	4/8/2015	Federal Home Loan Bank Disc Note,0.03%*	749,994	2.52%
1,250,000	4/10/2015	Federal Home Loan Bank Disc Note, 0.03%*	1,249,988	4.21%
2,000,000	8/19/2015	Federal Home Loan Bank, 0.20%	2,000,070	6.73%
1,500,000	9/18/2015	Federal Home Loan Bank, 0.20%	1,499,928	5.05%
1,200,000	12/1/2015	Federal Home Loan Bank, 0.20%	1,199,197	4.03%
1,200,000	12/8/2015	Federal Home Loan Bank, 0.13%	1,198,472	4.03%
2,000,000	8/28/2015	Federal Home Loan Mortgage Corp, 0.50%	2,002,596	6.74%
2,000,000	7/2/2015	Federal National Mortgage Association, 0.50%	2,001,740	6.74%
700,000	7/28/2015	Federal National Mortgage Association, 2.375%	705,048	2.37%
1,400,000	9/28/2015	Federal National Mortgage Association, 0.50%	1,402,015	4.72%
Total U.S. Government Agency Bonds and Notes (cost - $19,748,520)			19,748,048	66.45%

Corporate Notes
$800,000	4/29/2015	The Chiba Bank Ltd, 0.19%	800,000	2.69%
500,000	4/8/2015	DCAT LLC, 0.23%*	499,896	1.68%
700,000	4/23/2015	Gotham Funding Corp Disc Note, 0.16%*	699,911	2.36%
550,000	4/25/2015	Liberty Street Funding LLC, 0.16%*	549,954	1.85%
800,000	4/24/2015	PACCAR Financial Corp Disc Note, 0.13%*	799,940	2.69%
800,000	4/24/2015	Sumitomo Mutsui Banking Co Disc Note, 0.16%	800,000	2.69%
800,000	4/24/2015	Sumitomo Mutsui Trust Ltd, 0.15%	800,000	2.69%
600,000	4/13/2015	Toronto-Dominion Bank New York, 0.19%	600,015	2.02%
250,000	4/8/2015	Toyota Motor Credit Corp Disc Note, 0.06%*	249,980	0.84%
750,000	4/10/2015	Working Capital Management Co LP Disc Note, 0.14%*	749,897	2.53%
Total Corporate Notes (cost - $6,549,593)			6,549,593	22.04%

Total Investment Securities (cost - $26,298,113)			$26,297,641	88.49%

*	The rate reported is the effective yield at time of purchase.

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
MARCH 31, 2015 (Unaudited)
_______________

	Range of Expiration Dates	Number of Contracts	Value	% of Partners' Capital

Long Futures Contracts:
Currencies	Jun 15	111	$2,317	0.01%
Interest Rates	Jun 15	7	3,036	0.01%
Stock Indices	Apr 15 - Jun 15	26	(2,469)	(0.01)%
Treasury Rates	Jun 15	226	126,790	0.43%

Total Long Futures Contracts		370	129,674	0.44%

Short Futures Contracts:
Currencies	Jun 15	10	(52)	0.00%
Energy	Apr 15 - May 15	16	35,444	0.11%
Interest Rates	Jun 15	81	(48,290)	(0.16)%
Metals	May 15 - Jun 15	8	13,882	0.05%
Stock Indices	Apr 15 - Jun 15	193	(27,235)	(0.09)%

Total Short Futures Contracts		308	(26,251)	(0.09)%

Total Futures Contracts		678	$103,423	0.35%

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2014 (Audited)
_______________

INVESTMENT SECURITIES

Face Value	Maturity Date	Description	Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency and Notes
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
DECEMBER 31, 2014 (Audited)
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

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (Unaudited)
_______________

	2015	2014
TRADING GAIN (LOSS)
Gain (loss) on trading of commodity futures
Realized	$252,151	$481,654
Change in unrealized	135,009	(1,154,505)
Brokerage Commissions	(142,541)	(295,160)

Gain (loss) from trading futures	244,619	(968,011)

Gain (loss) on trading of securities
Realized	3,028	3,206
Change in unrealized	5,165	1,065

Gain from trading securities	8,193	4,271

Gain (loss) on trading of foreign currency
Realized	1,428	12,804
Change in unrealized	(141)	(59)

Gain from trading foreign currency	1,287	12,745
Total trading gain (loss)	254,099	(950,995)

NET INVESTMENT INCOME (LOSS)
Income
Interest income	9,441	17,518

Expenses
Management fee	113,148	231,519
Service fees	105,070	191,286
Professional fees	60,457	87,394
Administrative fee	27,639	55,399
Incentive fees	424	785
Interest expense	33	173
Other expenses	35,998	39,412

Total expenses	342,769	605,968

Net investment loss	(333,328)	(588,450)

NET LOSS	$(79,229)	$(1,539,445)

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (Unaudited)
_______________

		Limited Partners

				Institutional	General
	Total	Class A	Class B	Interests	Partner

Balances at December 31, 2013	$82,855,113	$39,149,821	$29,758,386	$13,946,064	$$842

Transfers	-	(94,581)	-	94,581	-

Capital additions	417,175	417,175	-	-	-

Capital withdrawals	(10,786,877)	(2,808,497)	(3,856,562)	(4,121,818)	-

From operations:
Net investment loss	(588,450)	(397,463)	(153,091)	(37,887)	(9)
Net realized gain from investments (net of brokerage commissions)	202,504	64,040	64,646	73,817	1
Net change in unrealized loss from investments	(1,153,499)	(562,418)	(417,482)	(173,587)	(12)
Net loss	(1,539,445)	(895,841)	(505,927)	(137,657)	(20)

Balances at March 31, 2014	$70,945,966	$35,768,077	$25,395,897	$9,781,170	$822

Balances at December 31, 2014	$40,347,727	$22,069,532	$13,349,109	$4,928,388	$698

Transfers	-	-	-	-	-

Capital additions	249,508	15,000	234,508	-	-

Capital withdrawals	(10,798,644)	(3,993,907)	(3,176,139)	(3,628,598)	-

From operations:
Net investment loss	(333,328)	(236,741)	(77,818)	(18,761)	(8)
Net realized gain from investments (net of brokerage commissions)	114,066	64,135	34,029	15,900	2
Net change in unrealized gain from investments	140,033	77,176	45,230	17,625	2
Net income (loss)	(79,229)	(95,430)	1,441	14,764	(4)

Balances at March 31, 2015	$29,719,362	$17,995,195	$10,408,919	$1,314,554	$694

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

A.	General Description of the Partnership

Altegris QIM Futures Fund, L.P. (“Partnership”) was organized as a Delaware limited partnership in June 2009. The Partnership's general partner is Altegris Advisors, L.L.C. (“General Partner”). The Partnership speculatively trades commodity futures contracts, and may trade options on futures contracts, forward contracts and other commodity interests. The objective of the Partnership’s business is appreciation of its assets. It is subject to the regulations of the Commodity Futures Trading Commission (the “CFTC”), an agency of the United States (“U.S.”) government that regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges and futures commission merchants (brokers) through which the Partnership trades.

B.	Method of Reporting

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Therefore, the Partnership follows the accounting and reporting guidelines for investment companies. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of March 31, 2015 and December 31, 2014, and reported amounts of income and expenses for the periods ended March 31, 2015 and 2014, respectively. Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that the differences could be material.

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

The fair value of U.S. government agency bonds and notes is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs which include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government agency bonds and notes are categorized in Level 1 or Level 2 of the fair value hierarchy. As of March 31, 2015 and December 31, 2014, none of the Partnership’s holdings in U.S. government agency bonds and notes were fair valued using valuation models.

The fair value of U.S. treasury obligations is generally based on quoted prices in active markets. U.S. treasury obligations are categorized in Level 1 of the fair value hierarchy.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, notes, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of March 31, 2015 and December 31, 2014, none of the Partnership’s holdings in corporate notes were fair valued using valuation models.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Fair Value (continued)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

There were no changes in the Partnership’s valuation methodology during the periods ended March 31, 2015 and December 31, 2014.

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of March 31, 2015 and December 31, 2014:

March 31, 2015	Level 1	Level 2	Level 3	Balance as of March 31, 2015

Assets

Futures contracts (1)	$217,689	$-	$-	$217,689
U.S. Government agency bonds and notes	19,748,048	-	-	19,748,048
Corporate notes	-	6,549,593	-	6,549,593

Total Assets	$19,965,737	$6,549,593	$-	$26,515,330

Liabilities

Futures contracts (1)	$(114,266)	$-	$-	$(114,266)

December 31, 2014	Level 1	Level 2	Level 3	Balance as of December 31, 2014

Assets

Futures contracts (1)	$50,035	$-	$-	$50,035
U.S. Government agency bonds and notes	20,865,775	-	-	20,865,775
Corporate notes	-	14,399,062	-	14,399,062

Total Assets	$20,915,810	$14,399,062	$-	$35,314,872

Liabilities

Futures contracts (1)	$(81,621)	$-	$-	$(81,621)

(1)	See Note 7. "Financial Derivative Instruments" for the fair value in each type of contracts within this category.

For the three months ended March 31, 2015 and the year ended December 31, 2014, there were no transfers between Level 1 and Level 2 assets and liabilities. For the three months ended March 31, 2015 and the year ended December 31, 2014, there were no Level 3 securities.

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

JPMorgan Chase Bank, N.A. (the “Custodian”) is the Partnership’s custodian. The Partnership has cash deposited with the Custodian. Societe Generale (the “Clearing Broker”) is the Partnership’s commodity broker. For cash not held with the Clearing Broker the Partnership receives cash management services from an affiliate of the Custodian, J.P. Morgan Investment Management Inc. (“JPMIM”).

E.	Futures Contracts

The Partnership may engage in futures contracts as part of its investment strategy. Upon entering into a futures contract, the Partnership is required to deposit with the broker an amount of cash or cash equivalents equal to a certain percentage of the contract amount. This is known as the “initial margin.” Subsequent payments (“variation margin”) are made or received by the Partnership each day, depending on the daily fluctuations in the value of the contract, and are included in unrealized gain (loss) on futures contracts. Due to broker amounts on the Statement of Financial Condition represent the amount of any short fall in the Partnership’s required cash margin. The Partnership recognizes a realized gain or loss when the contract is closed.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.	Futures Contracts (continued)

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at March 31, 2015 and December 31, 2014 are reflected within the Condensed Schedules of Investments.

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

appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital. Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2015 and December 31, 2014. However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Partnership is subject to income tax examinations by major taxing authorities for all tax years since 2012.

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014.

J.	Reclassifications

Certain amounts in the 2014 financial statements were reclassified to conform to the 2015 presentation.

NOTE 2 -	PARTNERS’ CAPITAL

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

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement. The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the three months ended March 31, 2015 and 2014.

NOTE 3 -	RELATED PARTY TRANSACTIONS

A.	General Partner Management Fee

The General Partner receives a monthly management fee from the Partnership equal to 0.104% (1.25% annually) for Class A and Class B, and 0.0625% (0.75% annually) for Institutional Interests of the Partnership's management fee net asset value. The General Partner may declare any Limited Partner a “Special Limited Partner” and the management fees or incentive fees charged to any such partner may be different than those charged to other Limited Partners. For the three months ended March 31, 2015 and 2014, there were no Special Limited Partners.

Total management fees earned by the General Partner for the three months ended March 31, 2015 and 2014 are shown on the Statements of Income (Loss) as Management Fee.

B.	Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the three months ended March 31, 2015 and 2014, administrative fees for Class A Interests were $17,401 and $31,816, respectively, and administrative fees for Class B Interests were $10,238 and $23,583, respectively.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 3 -	RELATED PARTY TRANSACTIONS (CONTINUED)

C.	Altegris Investments, Inc. and Altegris Clearing Solutions, L.L.C.

Altegris Investments, Inc. (“Altegris Investments”), an affiliate of the General Partner, is registered as a broker-dealer with the Securities Exchange Commission. Altegris Clearing Solutions, L.L.C. (“Altegris Clearing Solutions”), an affiliate of the General Partner and an introducing broker registered with the CFTC, is the Partnership’s introducing broker. Altegris Investments has entered into a selling agreement with the Partnership whereby it receives 2% per annum as continuing compensation for Class A Interests sold by Altegris Investments that are outstanding at month end. Altegris Clearing Solutions, as the Partnership’s introducing broker, receives a portion of the commodity brokerage commissions paid by the Partnership to the Clearing Broker and interest income retained by the Clearing Broker. Additionally, the Partnership pays to its clearing brokers and Altegris Clearing Solutions, at a minimum, brokerage charges at a monthly flat rate of 0.125% (1.5% annually) of the Partnership’s management fee net asset value. Brokerage charges may exceed the flat rate described above, depending on commission and trading volume levels, which may vary.

At March 31, 2015 and December 31, 2014, respectively, the Partnership had commissions and brokerage fees payable to Altegris Clearing Solutions of $13,233 and $29,423 and service fees payable to Altegris Investments of $6,424 and $7,777, respectively. The following tables show the fees paid to Altegris Investments and Altegris Clearing Solutions for the three months ended March 31, 2015 and 2014, respectively:

	Three months ended March 31, 2015	Three months ended March 31, 2014
Altegris Clearing Solutions - Brokerage Commission fees	$67,517	$119,792
Altegris Investments- Service fees	20,507	39,728
Total	$88,024	$159,520

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

Class A Interests pay selling agents an ongoing monthly payment of 0.166% of the month-end net asset value (2% annually) of the value of Interests sold by them which are outstanding at month-end as compensation for their continuing services to such Class A Limited Partners. Institutional Interests may pay selling agents, if the selling agent so elects, an ongoing monthly payment of 0.0417% (0.50% annually) of the value of Institutional Interests sold by them which are outstanding at month-end as compensation for their continuing services to such Limited Partners holding Institutional Interests. However, there were none for the three months ended March 31, 2015 and 2014. For the three months ended March 31, 2015 and 2014, service fees for Class A Interests were $105,070 and $191,161, respectively, and service fees for Institutional Interests were $0 and $125, respectively.

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

The following presents the fair value of derivative contracts as of March 31, 2015 and December 31, 2014. The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the derivative contracts qualify for net presentation in the Statements of Financial Condition.

March 31, 2015

Type of Futures Contracts	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value

Currencies	$7,497	$(5,232)	$2,265

Energy	35,444	-	35,444

Interest Rates	3,552	(48,806)	(45,254)

Metals	13,882	-	13,882

Stock Indices	30,525	(60,228)	(29,703)

Treasury Rates	126,789	-	126,789

	$217,689	$(114,266)	$103,423

December 31, 2014

Type of Futures Contracts	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value

Currencies	$3,505	$(957)	$2,548

Energy	4,249	(7,570)	(3,321)

Interest Rates	7,949	(21,637)	(13,688)

Stock Indices	33,223	(48,359)	(15,136)

Treasury Rates	1,109	(3,098)	(1,989)

	$50,035	$(81,621)	$(31,586)

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 7 -	FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three months ended March 31, 2015 and 2014.

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading derivatives contracts.

Three Months Ended March 31, 2015

Type of Futures Contracts	Realized	Change in Unrealized
Currencies	$(774,292)	$(283)
Energy	297,241	38,764
Interest Rates	(22,319)	(31,566)
Metals	(124,562)	13,882
Stock Indices	539,429	(14,567)
Treasury Rates	336,654	128,779
	$252,151	$135,009

For the three months ended March 31, 2015, the number of futures contracts closed was 7,398.

Three Months Ended March 31, 2014

Type of Futures Contracts	Realized	Change in Unrealized
Agricultural	$-	$-
Currencies	(644,135)	(105,260)
Energy	696,945	61,765
Interest Rates	1,966,772	(107,555)
Metals	(147,985)	(89,878)
Stock Indices	(571,915)	(687,785)
Treasury Rates	(818,028)	(225,792)
	$481,654	$(1,154,505)

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

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets
				Gross Amounts Not Offset in the Statement of Financial Condition
As of March 31, 2015
Description	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities available to offset	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Commodity futures contracts	$217,689	$(114,266)	$103,423	$-	$-	$103,423

Offsetting the Financial Liabilities and Derivative Liabilities
				Gross Amounts Not Offset in the Statement of Financial Condition
As of March 31, 2015
Description	Gross Amounts of Recognized Liabilities	Gross Amounts of Recognized Assets available to offset	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Commodity futures contracts	$(114,266)	$114,266	$-	$-	$-	$-

Offsetting the Financial Assets and Derivative Assets
				Gross Amounts Not Offset in the Statement of Financial Condition
As of December 31, 2014
Description	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities available to offset	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Commodity futures contracts	$50,035	$(50,035)	$-	$-	$-	$-

Offsetting the Financial Liabilities and Derivative Liabilities
				Gross Amounts Not Offset in the Statement of Financial Condition
As of December 31, 2014
Description	Gross Amounts of Recognized Liabilities	Gross Amounts of Recognized Assets available to offset	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Commodity futures contracts	$(81,621)	$50,035	$(31,586)	$-	$-	$(31,586)

(1)	Does not include maintenance margin deposits held at the Clearing Broker of $5,453,048 for 2015 & $1,966,135 for 2014, respectively.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 8 -	FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND UNCERTAINTIES

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

The following information presents the financial highlights of the Partnership for the three months ended March 31, 2015 and 2014. This information has been derived from information presented in the financial statements.

	Three Months ended March 31, 2015

			Institutional
	Class A	Class B	Interest

Total return for Limited Partners (3)
Total return prior to incentive fees	(0.57%)	(0.07%)	0.14%
Incentive fees	0.00%	0.00%	0.00%
Total return after incentive fees	(0.57%)	(0.07%)	0.14%

Ratio to average net asset value
Expenses prior to incentive fees (2)	4.76%	2.72%	2.12%
Incentive fees (3)	0.00%	0.00%	0.00%

Total expenses	4.76%	2.72%	2.12%

Net investment loss (1) (2)	(4.66%)	(2.61%)	(2.00%)

	Three Months ended March 31, 2014

			Institutional
	Class A	Class B	Interest

Total return for Limited Partners (3)
Total return prior to incentive fees	(2.41%)	(1.92%)	(1.70%)
Incentive fees	0.00%	0.00%	0.00%
Total return after incentive fees	(2.41%)	(1.92%)	(1.70%)

Ratio to average net asset value
Expenses prior to incentive fees (2)	4.30%	2.29%	1.46%
Incentive fees (3)	0.00%	0.00%	0.00%

Total expenses	4.30%	2.29%	1.46%

Net investment loss (1) (2)	(4.21%)	(2.20%)	(1.37%)

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

From April 1, 2015 through May 15, 2015, the Partnership had subscriptions of $15,000 and redemptions of $1,642,689. Management has determined there are no additional matters requiring disclosure.

PART I – FINANCIAL INFORMATION (continued)

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed.  Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so.  Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading.  A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities.  Through March 31, 2015 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

Capital Resources

The Partnership raises additional capital only through the sale of Interests and capital is increased through trading profits (if any) and interest income.  The Partnership does not engage in borrowing, outside of the margin required as part of its trading activities as discussed in the paragraphs below.

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

Performance Summary

Three Months Ended March 31, 2015

During the first quarter of 2015, the Partnership achieved net realized and unrealized gains of $254,099 from its trading activities, net of brokerage commissions of $142,541.  The Partnership incurred total expenses of $342,769, including $113,148 in management fees paid to the General Partner, $424 in incentive fees, and $165,527 in service and professional fees.  The Partnership earned $9,441 in interest income during the first quarter of 2015.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the first quarter of 2015 is set forth below.

First Quarter 2015.  The Partnership experience a slight loss in January largely driven by positions in futures contracts on the Euro, energy and European interest rates.  Long positions in futures contracts on U.S. Treasuries and short positions in futures contracts in the FTSE China A50 index and the S&P index contributed to performance. Long positions in the Euro abruptly turned negative against a market downturn the week following the Swiss National Bank’s decision to abandon its peg to the Euro.  The Partnership’s performance was adversely impacted by long positions in futures contracts in Crude Oil and Brent Oil.  Short positions in European interest rates were the largest detractors to performance during the month.  Steady long positions in futures contracts on U.S. Treasuries contributed positively to performance throughout the month.  The Partnership also benefited from holding short positions in futures contracts on the FTSE China A50 and S&P indices.  The Partnership experienced a gain in February driven by gains in all sectors except metals.  Global stock markets generally climbed throughout the month, a trend that was profitably exploited by the Partnership’s long positions across most markets. Long positions in the DJ Stoxx 50 and the Dax indices were the largest contributors to performance during the month.  The Partnership’s performance also benefited from short positions in the Euro-Bund and long positions in the UK Gilt bond. The Partnership experienced gains on short and long positions in Crude Oil as that market ebbed and flowed several times over the month.  Long positions in Gold adversely impacted the Partnership’s performance. Short positions in futures contracts on U.S. Treasuries detracted from performance. The Partnership experienced a loss in March largely driven by losses in currencies, U.S. stock indices and energies.  Long positions in futures contracts on the Euro were chiefly responsible for the month’s overall performance, as the Euro declined significantly through mid-month against the Partnership’s long position.  Performance was also adversely impacted by long positions in futures contracts on the S&P index early in the month with a mid-month pivot to short positions in the S&P index further degrading performance.  Short positions in the Euro-Bund also hurt performance.  Performance benefited from both long and short positions in futures contracts on U.S. Treasuries, the FTSE China A50, Dax and DJ Euro Stoxx 50 indices and the energy sector.

Three Months Ended March 31, 2014

During the first quarter of 2014, the Partnership achieved net realized and unrealized losses of $950,995 from its trading activities, net of brokerage commissions of $295,160.  The Partnership incurred total expenses of $605,968, including $231,519 in management fees paid to the General Partner, and $278,680 in service and professional fees.  The Partnership earned $17,518 in interest income during the first quarter of 2014.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the first quarter of 2014 is set forth below.

First Quarter 2014.  The Partnership experienced a gain in January largely driven by positions in futures contracts on the Euro-Bund, U.S. and European stock indices and natural gas. Long positions in futures contracts on the Euro-Bund and natural gas contributed to performance.  Performance also benefited from holding short positions in futures contracts on the S&P index early in the month and then switching to long positions later in the month.  Early in the month, long positions in futures contracts on the DAX and DJ Euro Stoxx 50 indices added to performance while later in the month short positions benefited performance. The Partnership’s performance was hurt by short positions in futures contracts on the U.S. 10-Year Note, but the positions’ losses were offset by gains in long futures positions in the U.S. Ultra Bond and 30-Year Bond. Performance was adversely impacted by long positions in futures contracts on Japanese stock indices and positions in the Euro.  The Partnership experienced a slight gain in February largely driven by long positions in futures contracts on natural gas and on interest rates.  Long positions on futures in Euro-Bund, Euro-Bobl and U.S. Treasuries and on the S&P index contributed positively to performance.  Performance also benefited from short positions in futures contracts on natural gas late in the month.  Short positions in futures contracts on the S&P and Dax indices were the largest detractors to performance during the month. The Partnership experienced a loss in March driven by losses across all sectors.  Losses were primarily due to long positions in futures contracts on the U.S. 10-Year Note and other U.S. Treasuries early in the month and short positions in the same later in the month.  Positions in futures contracts on the Dax and DJ Euro Stoxx 50 indices and on the Yen contributed to losses as the markets fluctuated generally inverse to the Partnership’s positions.   Contributors to performance included long positions in futures contracts on the S&P index and positions in futures contracts Euro-Bund and Euro-Bobl.

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

(b) Not applicable.

(c) Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner. The Partnership may declare additional redemption dates upon notice to the Limited Partners. The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners. The following table summarizes the redemptions by Limited Partners during the first calendar quarter of 2015:

Month	Amount Redeemed
January 31, 2015	$2,163,776
February 28, 2015	$3,295,234
March 31, 2015	$5,196,082

Item 3: Defaults Upon Senior Securities.

(a) None.

(b) None.

Item 4: Mine Safety Disclosure.

Not applicable.

Item 5: Other Information.

(a) None.

(b) Not applicable.

Item 6: Exhibits.

The following exhibit is incorporated herein by reference from the exhibit of the same number and description filed with the registrant’s Registration Statement on Form 10 (File No. 000-53815) filed on November 2, 2009.

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

The following exhibit is incorporated herein by reference from the exhibit of the same number and description filed with the registrant’s Annual Report on Form 10-K (File No. 000-53815) filed on March 31, 2015.

Exhibit Number	Description of Document
4.1	Second Amended and Restated Limited Partnership of Altegris QIM Futures Fund, L.P.

The following exhibits are included herewith.

Exhibit Number	Description of Document
31.01	Rule 13a-14(a)/15d-14(a) Certification
32.01	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2015

ALTEGRIS QIM FUTURES FUND, L.P.

By:	ALTEGRIS ADVISORS, L.L.C.,
its general partner

/s/ Jon C. Sundt
Jon C. Sundt, President (principal executive officer and principal financial officer)