Form 10-Q
period 2015-06-30
Altegris QIM Futures Fund, L.P.
filed 2015-08-14
CIK 1469317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X] No  

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  [X] No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No  [X]

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements.

ALTEGRIS QIM FUTURES FUND, L.P.
FINANCIAL STATEMENTS
JUNE 30, 2015

ALTEGRIS QIM FUTURES FUND, L.P.
____________

TABLE OF CONTENTS
_____________

PAGES
Financial Statements
Statements of Financial Condition	1
Condensed Schedules of Investments	2 - 5
Statements of Income (Loss)	6
Statements of Changes in Partners’ Capital (Net Asset Value)	7
Notes to Financial Statements	8 – 25

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2015 (Unaudited) and DECEMBER 31, 2014 (Audited)

	2015	2014
ASSETS
Equity in commodity broker account:
Cash	$3,783,963	1,708,036
Restricted cash	3,719,970	1,119,921
Restricted foreign currency (cost - $3,412,655 and $871,601)	3,400,359	846,214
Unrealized gain on open commodity futures contracts	44,040	-
	10,948,332	3,674,171
Cash	3,521,800	6,229,433
Investment securities at value
(cost - $17,995,719 and $35,270,474)	17,995,678	35,264,837
Interest receivable	19,985	14,558
Total assets	$32,485,795	45,182,999
LIABILITIES
Equity in commodity broker account:
Foreign currency due to broker (proceeds - $3,336,146 and $875,134)	$3,324,126	849,644
Unrealized loss on open commodity futures contracts	-	31,586
	3,324,126	881,230
Redemptions payable	1,238,199	3,684,626
Incentive fees payable	11,082	-
Management fee payable	28,540	45,585
Service fees payable	33,561	43,629
Brokerage commissions payable	11,134	30,959
Administrative fee payable	7,306	11,126
Other liabilities	129,095	138,117
Total liabilities	4,783,043	4,835,272
PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	754	698
Limited Partners	27,701,998	40,347,029
Total partners' capital (Net Asset Value)	27,702,752	40,347,727
Total liabilities and partners' capital	$32,485,795	45,182,999

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2015 (Unaudited)

INVESTMENT SECURITIES

Face Value	Maturity Date	Description	Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$2,000,000	8/19/2015	Federal Home Loan Bank, 0.20%	$2,000,246	7.22%
1,500,000	9/18/2015	Federal Home Loan Bank, 0.20%	1,500,259	5.42%
1,200,000	12/1/2015	Federal Home Loan Bank, 0.20%	1,200,347	4.33%
1,200,000	12/8/2015	Federal Home Loan Bank, 0.125%	1,199,327	4.33%
2,000,000	8/28/2015	Federal Home Loan Mortgage Corp, 0.50%	2,000,910	7.22%
2,000,000	7/2/2015	Federal National Mortgage Association, 0.50%	2,000,022	7.22%
700,000	7/28/2015	Federal National Mortgage Association, 2.375%	701,144	2.53%
1,400,000	9/28/2015	Federal National Mortgage Association, 0.50%	1,399,748	5.05%
Total U.S. Government Agency Bonds and Notes (cost - $12,002,044)			12,002,003	43.32%

Corporate Notes
$360,000	7/10/2015	American Honda Finance Corp Disc Note, 0.11%*	359,975	1.30%
360,000	7/24/2015	The Chiba Bank Ltd, 0.21%*	360,000	1.30%
250,000	7/2/2015	DCAT LLC, 0.13%*	249,953	0.90%
720,000	7/14/2015	General Electric Capital Corp Disc Note, 0.09%*	719,936	2.60%
524,000	7/1/2015	NetJets Corp Disc Note, 0.00%*	523,999	1.89%
550,000	7/2/2015	Norinchukin Bank Disc Note, 0.18%*	550,000	1.99%
360,000	7/29/2015	Shizuoka Bank Disc Note, 0.22%*	360,000	1.30%
540,000	7/17/2015	Sumitomo Mutsui Banking Co Disc Note, 0.18%*	540,000	1.95%
540,000	7/29/2015	Sumitomo Trust & Banking Co Disc Note, 0.16%*	540,000	1.95%
700,000	7/10/2015	Toronto-Dominion Bank New York, 0.10%*	699,935	2.53%
550,000	7/22/2015	Victory Receivables Disc Note, 0.17%*	549,928	1.98%
540,000	7/9/2015	Working Capital Management Co LP Disc Note, 0.16%*	539,949	1.95%
Total Corporate Notes (cost - $5,993,675)			5,993,675	21.64%

Total Investment Securities (cost - $17,995,719)			$17,995,678	64.96%

* The rate reported is the effective yield at time of purchase.

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
JUNE 30, 2015 (Unaudited)

Range of Expiration Dates		Number of Contracts	Value	% of Partners' Capital

Long Futures Contracts:
Currencies	Sept 15	27	$(4,212)	(0.02)%
Interest Rates	Sept 15	7	(215)	0.00%
Stock Indices	Jul 15	2	1,550	0.01%

Total Long Futures Contracts		36	(2,877)	(0.01)%

Short Futures Contracts:
Currencies	Sept 15	8	(1,287)	0.00%
Energy	Jul 15 - Aug 15	18	(11,726)	(0.04)%
Interest Rates	Sept 15	176	(54,616)	(0.20)%
Metals	Aug 15 - Sept 15	7	3,106	0.01%
Stock Indices	Jul 15 - Sept 15	467	130,365	0.47%
Treasury Rates	Sept 15	52	(18,925)	(0.07)%

Total Short Futures Contracts		728	46,917	0.17%

Total Futures Contracts		764	$44,040	0.16%

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

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2014 (Audited)

Range of Expiration Dates		Number of Contracts	Value	% of Partners' Capital

Long Futures Contracts:
Currencies	Mar 15	14	$1,812	0.00%
Energy	Jan 15 - Feb 15	34	(5,901)	(0.02)%
Interest Rates	Mar 15	6	7,949	0.02%
Stock Indices	Jan 15	6	(714)	(0.00)%
Treasury Rates	Mar 15	19	(1,732)	(0.00)%

Total Long Futures Contracts		79	1,414	0.00%

Short Futures Contracts:
Currencies	Mar 15	7	736	0.00%
Energy	Jan 15	2	2,581	0.01%
Interest Rates	Mar 15	29	(21,637)	(0.05)%
Stock Indices	Jan 15 - Mar 15	137	(14,423)	(0.04)%
Treasury Rates	Mar 15	2	(257)	0.00%

Total Short Futures Contracts		177	(33,000)	(0.08)%

Total Futures Contracts		256	$(31,586)	(0.08)%

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF INCOME (LOSS)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
TRADING GAIN (LOSS)
Gain (loss) on trading of commodity futures
Realized	$2,995,959	(4,070,010)	3,248,110	(3,588,356)
Change in unrealized	(59,383)	312,786	75,626	(841,719)
Brokerage Commissions	(109,009)	(250,465)	(251,550)	(545,625)
Gain (loss) from trading futures	2,827,567	(4,007,689)	3,072,186	(4,975,700)
Gain (loss) on trading of securities
Realized	1,241	1,479	4,269	4,685
Change in unrealized	431	(2,894)	5,596	(1,829)
Gain from trading securities	1,672	(1,415)	9,865	2,856
Gain (loss) on trading of foreign currency
Realized	(14,479)	1,572	(13,051)	14,376
Change in unrealized	(238)	311	(379)	252
Gain from trading foreign currency	(14,717)	1,883	(13,430)	14,628
Total trading gain (loss)	2,814,522	(4,007,221)	3,068,621	(4,958,216)
NET INVESTMENT INCOME (LOSS)
Income
Interest income	7,430	15,396	16,871	32,914
Expenses
Management fee	89,141	197,302	202,289	428,821
Service fees	89,878	166,589	194,948	357,875
Professional fees	55,935	77,948	116,392	165,342
Administrative fee	22,861	47,566	50,500	102,965
Incentive fees	11,082	-	11,506	785
Interest expense	16,164	283	16,197	456
Other expenses	43,296	32,108	79,294	71,520
Total expenses	328,357	521,796	671,126	1,127,764
Net investment loss	(320,927)	(506,400)	(654,255)	(1,094,850)
NET INCOME (LOSS)	$2,493,595	(4,513,621)	2,414,366	(6,053,066)

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014 (Unaudited)

		Limited Partners

				Institutional
	Total	Class A	Class B	Special Interests	General Partner

Balances at December 31, 2013	$82,855,113	$39,149,821	$29,758,386	$13,946,064	$842

Transfers	-	(94,581)	-	94,581	-

Capital additions	1,093,585	786,585	307,000	-	-

Capital withdrawals	(18,168,101)	(6,109,781)	(6,937,049)	(5,121,271)	-

From operations:
Net investment loss	(1,094,850)	(747,101)	(279,602)	(68,130)	(17)
Net realized gain from investments (net of brokerage commissions)	(4,114,920)	(2,118,582)	(1,476,502)	(519,787)	(49)
Net change in unrealized loss from investments	(843,296)	(406,985)	(305,290)	(131,012)	(9)
Net loss	(6,053,066)	(3,272,668)	(2,061,394)	(718,929)	(75)

Balances at June 30, 2014	$59,727,531	$30,459,376	$21,066,943	$8,200,445	$767

Balances at December 31, 2014	$40,347,727	$22,069,532	$13,349,109	$4,928,388	$698

Transfers	-	-	-	-	-

Capital additions	279,509	45,000	234,509	-	-

Capital withdrawals	(15,338,850)	(6,853,597)	(4,767,558)	(3,717,695)	-

From operations:
Net investment loss	(654,255)	(464,562)	(162,347)	(27,329)	(17)
Net realized gain from investments (net of brokerage commissions)	2,987,778	1,801,265	1,036,334	150,106	73
Net change in unrealized gain from investments	80,843	41,255	25,337	14,251	-
Net income (loss)	2,414,366	1,377,958	899,324	137,028	56

Balances at June 30, 2015	$27,702,752	$16,638,893	$9,715,384	$1,347,721	$754

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

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Therefore, the Partnership follows the accounting and reporting guidelines for investment companies. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of June 30, 2015 and December 31, 2014, and reported amounts of income and expenses for the three and six months ended June 30, 2015 and 2014, respectively. Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that the differences could be material.

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

The fair value of U.S. government agency bonds and notes is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs which include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government agency bonds and notes are categorized in Level 1 or Level 2 of the fair value hierarchy. As of June 30, 2015 and December 31, 2014, none of the Partnership’s holdings in U.S. government agency bonds and notes were fair valued using valuation models.

The fair value of U.S. treasury obligations is generally based on quoted prices in active markets. U.S. treasury obligations are categorized in Level 1 of the fair value hierarchy.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, notes, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of June 30, 2015 and December 31, 2014, none of the Partnership’s holdings in corporate notes were fair valued using valuation models.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

C.	Fair Value (continued)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

There were no changes in the Partnership’s valuation methodology during the periods ended June 30, 2015 and December 31, 2014.

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of June 30, 2015 and December 31, 2014:

				Balance as of
June 30, 2015	Level 1	Level 2	Level 3	June 30, 2015

Assets

Futures contracts (1)	$203,259	$-	$-	$203,259
U.S. Government agency bonds and notes	12,002,003	-	-	12,002,003
Corporate notes	-	5,993,675	-	5,993,675

Total Assets	$12,205,262	$5,993,675	$-	$18,198,937

Liabilities

Futures contracts (1)	$(159,219)	$-	$-	$(159,219)

December 31, 2014	Level 1	Level 2	Level 3	December 31, 2014

Assets

Futures contracts (1)	$50,035	$-	$-	$50,035
U.S. Government agency bonds and notes	20,865,775	-	-	20,865,775
Corporate notes	-	14,399,062	-	14,399,062

Total Assets	$20,915,810	$14,399,062	$-	$35,314,872

Liabilities

Futures contracts (1)	$(81,621)	$-	$-	$(81,621)

(1)     See Note 7. "Financial Derivative Instruments" for the fair value in each type of contracts within this category.

For the six month period ended June 30, 2015 and the year ended December 31, 2014, there were no transfers between Level 1 and Level 2 assets and liabilities. For the six month period ended June 30, 2015 and the year ended December 31, 2014, there were no Level 3 securities.

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

JPMorgan Chase Bank, N.A. (the “Custodian”) is the Partnership’s custodian. The Partnership has cash deposited with the Custodian. Société Générale (the “Clearing Broker”) is the Partnership’s commodity broker. For cash not held with the Clearing Broker the Partnership receives cash management services from an affiliate of the Custodian, J.P. Morgan Investment Management Inc. (“JPMIM”).

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

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at June 30, 2015 and December 31, 2014 are reflected within the Condensed Schedules of Investments.

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

appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital. Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2015 and December 31, 2014. However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Partnership is subject to income tax examinations by major taxing authorities for all tax years since 2011.

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014.

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

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

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

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement. The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the six months ended June 30, 2015 and 2014.

NOTE 3 - RELATED PARTY TRANSACTIONS

A.	General Partner Management Fee

The General Partner receives a monthly management fee from the Partnership equal to 0.104% (1.25% annually) for Class A and Class B, and 0.0625% (0.75% annually) for Institutional Interests of the Partnership's management fee net asset value. The General Partner may declare any Limited Partner a “Special Limited Partner” and the management fees or incentive fees charged to any such partner may be different than those charged to other Limited Partners. For the three and six months ended June 30, 2015 and 2014, there were no Special Limited Partners.

Total management fees earned by the General Partner for the three and six months ended June 30, 2015 and 2014 are shown on the Statements of Income (Loss) as Management Fee.

B.	Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the three and six months ended June 30, 2015, administrative fees for Class A Interests were $14,504 and $31,906, respectively, and administrative fees for Class B Interests were $8,357 and $18,594, respectively. For the three and six months ended June 30, 2014, administrative fees for Class A Interests were $28,153 and $59,969, respectively, and administrative fees for Class B Interests were $19,413 and $42,996, respectively.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

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

At June 30, 2015 and December 31, 2014, respectively, the Partnership had commissions and brokerage fees payable to Altegris Clearing Solutions of $6,508 and $29,423 and service fees payable to Altegris Investments of $6,079 and $7,777, respectively. The following tables show the fees paid to Altegris Investments and Altegris Clearing Solutions for the three and six months ended June 30, 2015 and 2014, respectively:

	Three months ended	Six months ended	Three months ended	Six months ended
	June 30, 2015	June 30, 2015	June 30, 2014	June 30, 2014
Altegris Clearing Solutions - Brokerage Commission fees	$17,936	$85,453	$112,409	$232,201
Altegris Investments- Service fees	18,053	38,560	32,874	72,602
Total	$35,989	$124,013	$145,283	$304,803

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

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 5 - SERVICE FEES

As compensation for the continuing services of the selling agents to the Class A Limited Partners, Class A Interests pay the selling agents an ongoing monthly payment of 0.166% (2% annually) of the net asset value of interests sold by the agents that are outstanding at month-end. As compensation for the continuing services of the selling agents to the Limited Partners holding Institutional Interests, the selling agents may elect the Institutional Interests to pay the selling agents an ongoing monthly payment of 0.0417% (0.50% annually) of the net asset value of Institutional Interests sold by the agents that are outstanding at month-end. However, there were none for the three and six months ended June 30, 2015. For the three and six months ended June 30, 2015, service fees for Class A Interests were $89,878 and $194,948, respectively. For the three and six months ended June 30, 2014, service fees for Class A Interests were $166,474 and $357,635, respectively, and service fees for Institutional Interests were $115 and $240, respectively.

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

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the fair value of derivative contracts as of June 30, 2015 and December 31, 2014. The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the derivative contracts qualify for net presentation in the Statements of Financial Condition.

June 30, 2015

	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Currencies	$7,542	$(13,041)	$(5,499)

Energy	-	(11,726)	(11,726)

Interest Rates	2,743	(57,574)	(54,831)

Metals	3,106	-	3,106

Stock Indices	189,868	(57,953)	131,915

Treasury Rates	-	(18,925)	(18,925)

	$203,259	$(159,219)	$44,040

December 31, 2014

	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Currencies	$3,505	$(957)	$2,548

Energy	4,249	(7,570)	(3,321)

Interest Rates	7,949	(21,637)	(13,688)

Stock Indices	33,223	(48,359)	(15,136)

Treasury Rates	1,109	(3,098)	(1,989)

	$50,035	$(81,621)	$(31,586)

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three months ended June 30, 2015 and 2014.

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading derivatives contracts.

Three Months Ended June 30, 2015

Type of		Change in
Futures Contracts	Realized	Unrealized

Currencies	$1,213,248	$(7,764)
		.
Energy	(131,041)	(47,170)

Interest Rates	1,078,557	(9,577)

Metals	53,608	(10,777)

Stock Indices	(148,894)	161,619

Treasury Rates	930,481	(145,714)

	$2,995,959	$(59,383)

For the three months ended June 30, 2015, the number of futures contracts closed was 9,885.

Six Months Ended June 30, 2015

Type of		Change in
Futures Contracts	Realized	Unrealized

Currencies	$438,956	$(8,047)
		.
Energy	166,200	(8,406)

Interest Rates	1,056,238	(41,143)

Metals	(70,954)	3,105

Stock Indices	390,535	147,052

Treasury Rates	1,267,135	(16,935)

	$3,248,110	$75,626

For the six months ended June 30, 2015, the number of futures contracts closed was 17,283.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Three Months Ended June 30, 2014

Type of		Change in
Futures Contracts	Realized	Unrealized

Currencies	$(350,156)	$19,321
		.
Energy	119,540	(38,224)

Interest Rates	(269,287)	(77,443)

Metals	(136,694)	73,194

Stock Indices	(2,922,046)	213,929

Treasury Rates	(511,367)	122,009

	$(4,070,010)	$312,786

For the three months ended June 30, 2014, the number of futures contracts closed was 15,371.

Six Months Ended June 30, 2014

Type of		Change in
Futures Contracts	Realized	Unrealized

Agricultural	$-	$-

Currencies	(994,291)	(85,939)
		.
Energy	816,485	23,541

Interest Rates	1,697,485	(184,998)

Metals	(284,679)	(16,684)

Stock Indices	(3,493,961)	(473,856)

Treasury Rates	(1,329,395)	(103,783)

	$(3,588,356)	$(841,719)

For the six months ended June 30, 2014, the number of futures contracts closed was 34,580.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

With respect to futures contracts and options on futures contracts, the Partnership has entered into an agreement with the Clearing Broker which grants the Clearing Broker the right to offset recognized derivative assets and derivative liabilities if certain conditions exist, which would require the Clearing Broker to liquidate the Partnership’s positions. These events include the following: (i) upon the dissolution, winding up, liquidation or merger of the Partnership, (ii) failure to maintain initial margin or failure to make timely payment of additional variation margin, (iii) failure to pay the premium on any option purchased, (iv) upon the commencement of bankruptcy, insolvency or similar proceeding for the protection of creditors against the Partnership, (v) the Clearing Broker determines, at its discretion, that the risk in the Partnership’s account must be reduced for protection of the Clearing Broker, or (vi) if the Partnership’s registration status is suspended or is pending suspension.

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets

				Gross Amounts Not Offset in the Statement of Financial Condition
As of June 30, 2015
Description	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities Available to Offset	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Commodity futures contracts	$203,259	$(159,219)	$44,040	$-	$-	$44,040

Offsetting the Financial Liabilities and Derivative Liabilities

				Gross Amounts Not Offset in the Statement of Financial Condition
As of June 30, 2015
Description	Gross Amounts of Recognized Liabilities	Gross Amounts of Recognized Assets Available to Offset	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Commodity futures contracts	$(159,219)	$159,219	$-	$-	$-	$-

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

Offsetting the Financial Liabilities and Derivative Liabilities

				Gross Amounts Not Offset in the Statement of Financial Condition
As of December 31, 2014
Description	Gross Amounts of Recognized Liabilities	Gross Amounts of Recognized Assets Available to Offset	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Commodity futures contracts	$(81,621)	$50,035	$(31,586)	$-	$-	$(31,586)

(1)	Does not include maintenance margin deposits held at the Clearing Broker of $7,120,329 for 2015 & $1,966,135 for 2014, respectively.

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

The Partnership also has credit risk because the sole counterparty to all domestic futures contracts is the exchange clearing corporation. In addition, the Partnership bears the risk of financial failure by the Clearing Broker. The Partnership's policy is to continuously monitor its exposure to market and counterparty risk through the use of a variety of financial position and credit exposure reporting and control procedures. In addition, the Partnership has a policy of reviewing the credit standing of each clearing broker or counterparty with which it conducts business.

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

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three and six months ended June 30, 2015 and 2014. This information has been derived from information presented in the financial statements.

	Three Months ended June 30, 2015

			Institutional
	Class A	Class B	Interest

Total return for Limited Partners (3)
Total return prior to incentive fees	8.61%	9.15%	9.37%
Incentive fees	(0.02%)	(0.07%)	(0.07%)

Total return after incentive fees	8.59%	9.08%	9.30%

Ratio to average net asset value
Expenses prior to incentive fees (2)	5.29%	3.20%	2.35%
Incentive fees (3)	0.02%	0.07%	0.07%

Total expenses	5.31%	3.27%	2.42%

Net investment loss (1) (2)	(5.18%)	(3.10%)	(2.24%)

	Six Months ended June 30, 2015

			Institutional
	Class A	Class B	Interest

Total return for Limited Partners (3)
Total return prior to incentive fees	8.00%	9.08%	9.52%
Incentive fees	(0.02%)	(0.08%)	(0.07%)

Total return after incentive fees	7.98%	9.00%	9.45%

Ratio to average net asset value
Expenses prior to incentive fees (2)	4.97%	2.92%	2.04%
Incentive fees (3)	0.02%	0.07%	0.04%

Total expenses	4.99%	2.99%	2.08%

Net investment loss (1) (2)	(4.87%)	(2.82%)	(1.93%)

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

From July 1, 2015 through August 14, 2015, the Partnership had redemptions of $1,508,422. Management has determined there are no additional matters requiring disclosure.

Item 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Altegris QIM Futures Fund, L.P. (“the Partnership”) generally holds its assets as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed.  Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so.  Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading.  A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities.  Through June 30, 2015 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by Quantitative Investment Management LLC (QIM) (“the Advisor”) on behalf of the Partnership.

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

Three Months Ended June 30, 2015

During the second quarter of 2015, the Partnership achieved net realized and unrealized gains of $2,814,522 from its trading activities, net of brokerage commissions of $109,009.  The Partnership accrued total expenses of $328,357, including $89,141 in management fees paid to the General Partner, $11,082 in incentive fees, and $145,813 in service and professional fees.  The Partnership earned $7,430 in interest income during the second quarter of 2015.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the second quarter of 2015 is set forth below.

Second Quarter 2015.  The Partnership experienced a gain in April 2015 primarily driven by long positions in futures contracts in the currency sector.  The Partnership achieved gains in its trading of futures contracts on the Euro and the British Pound. Performance was also benefited by short positions at the end of the month in the Euro-Bund. The Partnership’s long futures positions in the Hang Seng China Enterprises and Hang Seng and long and short positions in the U.S. treasury futures contributed positively to performance.  The Partnership’s short positions in the FTSE China A50 and futures positions on European and U.S. stock indices detracted from performance.  The Partnership experienced a slight gain in May 2015.  After U.S. Federal Reserve Chairman Yellen’s comments on May 6th that equity market valuations appeared high, the S&P closed at its lowest level in over a month, and the Partnership experienced a loss in the first full week of trading since taking long positions.  The Partnership experienced gains from trading during the month in long and short futures positions in the Euro and in short positions in the FTSE China A50.  The Partnership experienced mid-month losses in equity market futures, which were more than offset by strong sell signals in European interest rate futures.  The Partnership’s gain in June 2015 was almost entirely attributed to trading in fixed income markets with minor gains in stock indices.  The Partnership’s long and short positions in interest rate futures, most notably the Euro-Bund, contributed positively to performance.  Performance also benefited from short positions in FTSE China A50 futures and in positions in the DJ Euro Stoxx 50.The energy sector was the worst performing sector followed by a small loss in the currency sector.  The Partnership’s futures position in crude oil contracts generated the largest losses in the Partnership’s energy sector positions.

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

Six Months Ended June 30, 2015

During the six months ended June 30, 2015, the Partnership achieved net realized and unrealized gains of $3,068,621 from its trading activities, net of brokerage commissions of $251,550.  The Partnership accrued total expenses of $671,126, including $202,289 in management fees paid to the General Partner, $11,506 in incentive fees, and $311,340 in service and professional fees.  The Partnership earned $16,871 in interest income during the six months ended June 30, 2015.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the six months ended June 30, 2015 is set forth below.

Second Quarter 2015.  The Partnership experienced a gain in April 2015 primarily driven by long positions in futures contracts in the currency sector.  The Partnership achieved gains in its trading of futures contracts on the Euro and the British Pound. Performance was also benefited by short positions at the end of the month in the Euro-Bund. The Partnership’s long futures positions in the Hang Seng China Enterprises and Hang Seng and long and short positions in the U.S. treasury futures contributed positively to performance.  The Partnership’s short positions in the FTSE China A50 and futures positions on European and U.S. stock indices detracted from performance.  The Partnership experienced a slight gain in May 2015.  After U.S. Federal Reserve Chairman Yellen’s comments on May 6th that equity market valuations appeared high, the S&P closed at its lowest level in over a month, and the Partnership experienced a loss in the first full week of trading since taking long positions.  The Partnership experienced gains from trading during the month in long and short futures positions in the Euro and in short positions in the FTSE China A50.  The Partnership experienced mid-month losses in equity market futures, which were more than offset by strong sell signals in European interest rate futures.  The Partnership’s gain in June 2015 was almost entirely attributed to trading in fixed income markets with minor gains in stock indices.  The Partnership’s long and short positions in interest rate futures, most notably the Euro-Bund, contributed positively to performance.  Performance also benefited from short positions in FTSE China A50 futures and in positions in the DJ Euro Stoxx 50.The energy sector was the worst performing sector followed by a small loss in the currency sector.  The Partnership’s futures position in crude oil contracts generated the largest losses in the Partnership’s energy sector positions.

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

(b) Not applicable.

(c) Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner.  The Partnership may declare additional redemption dates upon notice to the Limited Partners.  The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners.  The following table summarizes the redemptions by Limited Partners during the second calendar quarter of 2015:

Month	Amount Redeemed
April 30, 2015	$1,642,690
May 31, 2015	$1,659,317
June 30, 2015	$1,238,198

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

The following exhibit is incorporated herein by reference from the exhibit of the same number and description filed with the registrant’s Current Report on Form 8-K (File No. 000-53815) filed on August 5, 2010.

Exhibit Number	Description of Document
3.01	Amendment to the Certificate of Formation of APM – QIM Futures Fund, L.P., changing the registrant’s name to Altegris QIM Futures Fund, L.P.

The following exhibit is incorporated herein by reference from the exhibit of the same number and description filed with the registrant’s Annual Report on Form 10-K (File No. 000-53815) filed on March 31, 2015.

Exhibit Number	Description of Document
4.1	Second Amended and Restated Agreement of Limited Partnership of Altegris QIM Futures Fund, L.P.

The following exhibits are included herewith.

Exhibit Number	Description of Document
31.01	Rule 13a-14(a)/15d-14(a) Certification
32.01	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2015

ALTEGRIS QIM FUTURES FUND, L.P.

By:	ALTEGRIS ADVISORS, L.L.C.,
its general partner

/s/ Jack L. Rivkin
Jack L. Rivkin, Chief Executive Officer

/s/ Kenneth I. McGuire
Kenneth I. McGuire, Principal Financial Officer