Form 10-Q
period 2015-09-30
Altegris QIM Futures Fund, L.P.
filed 2015-11-13
CIK 1469317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

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

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements.

ALTEGRIS QIM FUTURES FUND, L.P.
FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

  ALTEGRIS QIM FUTURES FUND, L.P.

TABLE OF CONTENTS

PAGES
Financial Statements
Statements of Financial Condition	1
Condensed Schedules of Investments	2 - 5
Statements of Income (Loss)	6
Statements of Changes in Partners’ Capital (Net Asset Value)	7
Notes to Financial Statements	8 – 25

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2015 (Unaudited) and DECEMBER 31, 2014 (Audited)

	2015	2014
ASSETS
Equity in commodity broker account:
Cash	$1,662,753	$1,708,036
Restricted cash	2,493,828	1,119,921
Restricted foreign currency (cost - $2,365,285 and $871,601)	2,354,949	846,214
Unrealized gain on open commodity futures contracts	321,437	-

	6,832,967	3,674,171

Cash	8,494,892	6,229,433
Investment securities at value
(cost - $13,431,446 and $35,270,474)	13,431,995	35,264,837
Interest receivable	1,659	14,558

Total assets	$28,761,513	$45,182,999

LIABILITIES
Equity in commodity broker account:
Foreign currency due to broker (proceeds - $2,376,237 and $875,134)	$2,365,853	$849,644
Unrealized loss on open commodity futures contracts	-	31,586

	2,365,853	881,230

Redemptions payable	1,009,994	3,684,626
Subscriptions received in advance	50,000	-
Incentive fees payable	33,346	-
Service fees payable	30,730	43,629
Management fee payable	25,432	45,585
Brokerage commissions payable	16,706	30,959
Administrative fee payable	6,489	11,126
Other liabilities	129,665	138,117

Total liabilities	3,668,215	4,835,272

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	792	698
Limited Partners	25,092,506	40,347,029

Total partners' capital (Net Asset Value)	25,093,298	40,347,727

Total liabilities and partners' capital	$28,761,513	$45,182,999

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2015 (Unaudited)

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$1,500,000	11/18/2015	Federal Home Loan Bank Disc Note,0.07%*	$1,499,868	5.98%
500,000	12/11/2015	Federal Home Loan Bank Disc Note,0.11%*	499,892	1.99%
800,000	2/16/2015	Federal Home Loan Bank Disc Note,0.17%*	799,475	3.19%
1,200,000	12/1/2015	Federal Home Loan Bank, 0.20%	1,200,183	4.78%
1,200,000	12/8/2015	Federal Home Loan Bank, 0.13%	1,199,761	4.78%
650,000	2/19/2016	Federal Home Loan Bank, 0.38%	650,146	2.59%
2,853,000	10/1/2015	Federal Home Loan Mortgage Corp Disc Note, 0.00%*	2,853,000	11.37%
Total U.S. Government Agency Bonds and Notes (cost - $8,701,776)			8,702,325	34.68%

Corporate Notes
$410,000	10/16/2015	The Chiba Bank Ltd, 0.24%	410,000	1.63%
270,000	10/7/2015	DCAT LLC, 0.31%*	269,957	1.08%
540,000	10/2/2015	Exxon Mobil Corp, 0.17%*	539,959	2.15%
400,000	10/20/2015	Gotham Funding Corp, 0.22%*	399,948	1.59%
270,000	10/23/2015	National Rural Utilities Cooperative Finance Corp, 0.17%*	269,973	1.08%
410,000	10/23/2015	Norinchukin Bank Disc Note, 0.18%	410,000	1.64%
400,000	10/14/2015	PACCAR Financial Corp, 0.15%*	399,972	1.60%
270,000	10/22/2015	The Shizuoka Bank Ltd, 0.24%	270,000	1.08%
410,000	10/8/2015	Sumitomo Mutsui Banking Co, 0.19%	410,000	1.63%
410,000	10/30/2015	Sumitomo Mutsui Trust & Banking Co, 0.17%	410,000	1.63%
540,000	10/2/2015	Toronto-Dominion Bank New York, 0.19%*	539,928	2.15%
400,000	10/2/2015	Working Capital Management Co LP Disc Note, 0.26%*	399,933	1.59%
Total Corporate Notes (cost - $4,729,670)			4,729,670	18.85%

Total Investment Securities (cost - $13,431,446)			$13,431,995	53.53%

* The rate reported is the effective yield at time of purchase.

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
SEPTEMBER 30, 2015 (Unaudited)

	Range of Expiration Dates	Number of Contracts	Value	% of Partners' Capital

Long Futures Contracts:
Currencies	Dec 15	21	$(142)	(0.00)%
Energy	Oct 15	25	1,183	0.00%
Interest Rates	Dec 15	115	79,040	0.32%
Stock Indices	Oct 15 - Dec 15	79	(4,457)	(0.02)%
Treasury Rates	Dec 15	162	135,340	0.54%

Total Long Futures Contracts		402	210,964	0.84%

Short Futures Contracts:
Currencies	Dec 15	25	11,434	0.05%
Energy	Oct 15	8	7,157	0.03%
Metals	Dec 15	9	13,337	0.05%
Stock Indices	Oct 15 - Dec 15	100	78,545	0.31%

Total Short Futures Contracts		142	110,473	0.44%

Total Futures Contracts		544	$321,437	1.28%

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

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF INCOME (LOSS)
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
TRADING GAIN (LOSS)
Gain (loss) on trading of commodity futures
Realized	$1,388,698	$400,111	$4,636,808	$(3,188,245)
Change in unrealized	277,397	(204,678)	353,023	(1,046,397)
Brokerage Commissions	(98,144)	(216,660)	(349,694)	(762,285)
Gain (loss) from trading futures	1,567,951	(21,227)	4,640,137	(4,996,927)

Gain (loss) on trading of securities
Realized	1,254	2,656	5,523	7,341
Change in unrealized	590	1,303	6,186	(526)
Gain (loss) from trading securities	1,844	3,959	11,709	6,815

Gain (loss) on trading of foreign currency
Realized	(12,527)	(9,041)	(25,578)	5,335
Change in unrealized	324	(2,652)	(55)	(2,400)
Gain (loss) from trading foreign currency	(12,203)	(11,693)	(25,633)	2,935
Total trading gain (loss)	1,557,592	(28,961)	4,626,213	(4,987,177)

NET INVESTMENT INCOME (LOSS)
Income
Interest income	5,802	12,342	22,673	45,256
Expenses
Management fee	80,105	170,434	282,394	599,255
Service fees	79,152	147,803	274,100	505,678
Professional fees	54,014	73,142	170,406	238,484
Administrative fee	20,482	40,988	70,982	143,953
Incentive fees	33,346	4,339	44,852	5,124
Interest expense	13,755	99	29,952	555
Other expenses	2,362	47,195	81,656	118,715
Total expenses	283,216	484,000	954,342	1,611,764
Net investment loss	(277,414)	(471,658)	(931,669)	(1,566,508)
NET INCOME (LOSS)	$1,280,178	$(500,619)	$3,694,544	$(6,553,685)

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (Unaudited)

		Limited Partners

				Institutional	General
	Total	Class A	Class B	Interests	Partner

Balances at December 31, 2013	$82,855,113	$39,149,821	$29,758,386	$13,946,064	$842

Transfers	-	(91,271)	(3,310)	94,581	-

Capital additions	1,787,052	1,237,385	399,667	150,000	-

Capital withdrawals	(24,887,533)	(8,246,620)	(9,636,078)	(7,004,835)	-

From operations:
Net investment loss	(1,566,508)	(1,070,994)	(395,832)	(99,657)	(25)
Net realized loss from investments (net of brokerage commissions)	(3,937,854)	(2,015,392)	(1,435,905)	(486,511)	(46)
Net change in unrealized loss from investments	(1,049,323)	(513,610)	(374,732)	(160,969)	(12)
Net loss	(6,553,685)	(3,599,996)	(2,206,469)	(747,137)	(83)

Balances at September 30, 2014	$53,200,947	$28,449,319	$18,312,196	$6,438,673	$759

Balances at December 31, 2014	$40,347,727	$22,069,532	$13,349,109	$4,928,388	$698

Transfers	-	-	-	-	-

Capital additions	435,329	200,820	234,509	-	-

Capital withdrawals	(19,384,302)	(8,956,923)	(6,709,684)	(3,717,695)	-

From operations:
Net investment loss	(931,669)	(664,576)	(231,122)	(35,945)	(26)
Net realized gain from investments (net of brokerage commissions)	4,267,059	2,573,408	1,473,177	220,362	112
Net change in unrealized gain from investments	359,154	207,388	122,809	28,949	8
Net income	3,694,544	2,116,220	1,364,864	213,366	94

Balances at September 30, 2015	$25,093,298	$15,429,649	$8,238,798	$1,424,059	$792

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

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Therefore, the Partnership follows the accounting and reporting guidelines for investment companies. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of September 30, 2015 and December 31, 2014, and reported amounts of income and expenses for the three and nine months ended September 30, 2015 and 2014, respectively. Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that the differences could be material.

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

The fair value of U.S. government agency bonds and notes is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs which include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government agency bonds and notes are categorized in Level 1 or Level 2 of the fair value hierarchy. As of September 30, 2015 and December 31, 2014, none of the Partnership’s holdings in U.S. government agency bonds and notes were fair valued using valuation models.

The fair value of U.S. treasury obligations is generally based on quoted prices in active markets. U.S. treasury obligations are categorized in Level 1 of the fair value hierarchy.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, notes, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of September 30, 2015 and December 31, 2014, none of the Partnership’s holdings in corporate notes were fair valued using valuation models.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Fair Value (continued)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

There were no changes in the Partnership’s valuation methodology during the periods ended September 30, 2015 and December 31, 2014.

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of September 30, 2015 and December 31, 2014:

	Level 1	Level 2	Level 3	Balance as of September 30, 2015
September 30, 2015

Assets

Futures contracts (1)	$351,711	$-	$-	$351,711
U.S. Government agency bonds and notes	8,702,325	-	-	8,702,325
Corporate notes	-	4,729,670	-	4,729,670

Total Assets	$9,054,036	$4,729,670	$-	$13,783,706

Liabilities

Futures contracts (1)	$(30,274)	$-	$-	$(30,274)

	Level 1	Level 2	Level 3	Balance as of December 31, 2014
December 31, 2014

Assets

Futures contracts (1)	$50,035	$-	$-	$50,035
U.S. Government agency bonds and notes	20,865,775	-	-	20,865,775
Corporate notes	-	14,399,062	-	14,399,062

Total Assets	$20,915,810	$14,399,062	$-	$35,314,872

Liabilities

Futures contracts (1)	$(81,621)	$-	$-	$(81,621)

(1) See Note 7. "Financial Derivative Instruments" for the fair value in each type of contracts within this category.

For the nine month period ended September 30, 2015 and the year ended December 31, 2014, there were no transfers between Level 1 and Level 2 assets and liabilities. For the nine month period ended September 30, 2015 and the year ended December 31, 2014, there were no Level 3 securities.

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

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at September 30, 2015 and December 31, 2014 are reflected within the Condensed Schedules of Investments.

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

appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital. Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2015 and December 31, 2014. However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Partnership is subject to income tax examinations by major taxing authorities for all tax years since 2012.

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014.

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

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement. The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the nine months ended September 30, 2015 and 2014.

NOTE 3 -  RELATED PARTY TRANSACTIONS

A.	General Partner Management Fee

The General Partner receives a monthly management fee from the Partnership equal to 0.104% (1.25% annually) for Class A and Class B, and 0.0625% (0.75% annually) for Institutional Interests of the Partnership's management fee net asset value. The General Partner may declare any Limited Partner a “Special Limited Partner” and the management fees or incentive fees charged to any such partner may be different than those charged to other Limited Partners. For the three and nine months ended September 30, 2015 and 2014, there were no Special Limited Partners.

Total management fees earned by the General Partner for the three and nine months ended September 30, 2015 and 2014 are shown on the Statements of Income (Loss) as Management Fee.

B.	Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the three and nine months ended September 30, 2015, administrative fees for Class A Interests were $12,983 and $44,889, respectively, and administrative fees for Class B Interests were $7,499 and $26,093, respectively. For the three and nine months ended September 30, 2014, administrative fees for Class A Interests were $24,502 and $84,471, respectively, and administrative fees for Class B Interests were $16,486 and $59,482, respectively.

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

At September 30, 2015 and December 31, 2014, respectively, the Partnership had commissions and brokerage fees payable to Altegris Clearing Solutions of $13,442 and $29,423 and service fees payable to Altegris Investments of $5,350 and $7,777, respectively. The following tables show the fees paid to Altegris Investments and Altegris Clearing Solutions for the three and nine months ended September 30, 2015 and 2014, respectively:

	Three months ended	Nine months ended	Three months ended	Nine months ended
	September 30, 2015	September 30, 2015	September 30, 2014	September 30, 2014
Altegris Clearing Solutions - Brokerage Commission fees	$35,323	$120,776	$114,103	$346,304
Altegris Investments- Service fees	16,622	55,182	28,863	101,465
Total	$51,945	$175,958	$142,966	$447,769

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

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 -  SERVICE FEES

As compensation for the continuing services of the selling agents to the Class A Limited Partners, Class A Interests pay the selling agents an ongoing monthly payment of 0.166% (2% annually) of the net asset value of interests sold by the agents that are outstanding at month-end. As compensation for the continuing services of the selling agents to the Limited Partners holding Institutional Interests, the selling agents may elect the Institutional Interests to pay the selling agents an ongoing monthly payment of 0.0417% (0.50% annually) of the net asset value of Institutional Interests sold by the agents that are outstanding at month-end. However, there were none for the three and nine months ended September 30, 2015. For the three and nine months ended September 30, 2015, service fees for Class A Interests were $79,152 and $274,100, respectively. For the three and nine months ended September 30, 2014, service fees for Class A Interests were $147,765 and $505,400, respectively, and service fees for Institutional Interests were $38 and $278, respectively.

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

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 -  FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the fair value of derivative contracts as of September 30, 2015 and December 31, 2014. The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the derivative contracts qualify for net presentation in the Statements of Financial Condition.

September 30, 2015

	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Currencies	$12,562	$(1,270)	$11,292

Energy	10,007	(1,667)	8,340

Interest Rates	80,374	(1,334)	79,040

Metals	13,337	-	13,337

Stock Indices	100,091	(26,003)	74,088

Treasury Rates	135,340	-	135,340

	$351,711	$(30,274)	$321,437

December 31, 2014

	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Currencies	$3,505	$(957)	$2,548

Energy	4,249	(7,570)	(3,321)

Interest Rates	7,949	(21,637)	(13,688)

Stock Indices	33,223	(48,359)	(15,136)

Treasury Rates	1,109	(3,098)	(1,989)

	$50,035	$(81,621)	$(31,586)

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 -  FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three and nine months ended September 30, 2015 and 2014.

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading derivatives contracts.

Three Months Ended September 30, 2015

Type of		Change in
Futures Contracts	Realized	Unrealized

Currencies	$(146,218)	$16,790
		.
Energy	294,246	20,066

Interest Rates	380,304	133,872

Metals	2,700	10,231

Stock Indices	1,295,064	(57,827)

Treasury Rates	(437,398)	154,265

	$1,388,698	$277,397

For the three months ended September 30, 2015, the number of futures contracts closed was 7,682.

Nine Months Ended September 30, 2015

Type of		Change in
Futures Contracts	Realized	Unrealized

Currencies	$292,738	$8,743
		.
Energy	460,446	11,660

Interest Rates	1,436,542	92,729

Metals	(68,254)	13,336

Stock Indices	1,685,599	89,225

Treasury Rates	829,737	137,330

	$4,636,808	$353,023

For the nine months ended September 30, 2015, the number of futures contracts closed was 24,965.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 -  FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Three Months Ended September 30, 2014

Type of		Change in
Futures Contracts	Realized	Unrealized

Currencies	$856,682	$(188,585)
		.
Energy	(31,142)	148,875

Interest Rates	(475,832)	(137,428)

Metals	116,007	14,781

Stock Indices	714,445	66,200

Treasury Rates	(780,049)	(108,521)

	$400,111	$(204,678)

For the three months ended September 30, 2014, the number of futures contracts closed was 10,959.

Nine Months Ended September 30, 2014

Type of		Change in
Futures Contracts	Realized	Unrealized

Currencies	$(137,609)	$(274,524)
		.
Energy	785,343	172,416

Interest Rates	1,221,653	(322,426)

Metals	(168,672)	(1,903)

Stock Indices	(2,779,516)	(407,656)

Treasury Rates	(2,109,444)	(212,304)

	$(3,188,245)	$(1,046,397)

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

NOTE 7 -  FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets

				Gross Amounts Not Offset in the Statement of Financial Condition
As of September 30, 2015
Description	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities Available to Offset	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Commodity futures contracts	$351,711	$(30,274)	$321,437	$-	$-	$321,437

Offsetting the Financial Liabilities and Derivative Liabilities

				Gross Amounts Not Offset in the Statement of Financial Condition
As of September 30, 2015
Description	Gross Amounts of Recognized Liabilities	Gross Amounts of Recognized Assets Available to Offset	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Commodity futures contracts	$(30,274)	$30,274	$-	$-	$-	$-

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

Offsetting the Financial Liabilities and Derivative Liabilities

				Gross Amounts Not Offset in the Statement of Financial Condition
As of December 31, 2014
Description	Gross Amounts of Recognized Liabilities	Gross Amounts of Recognized Assets Available to Offset	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Commodity futures contracts	$(81,621)	$50,035	$(31,586)	$-	$-	$(31,586)

(1)	Does not include maintenance margin deposits held at the Clearing Broker of $4,848,777 for 2015 & $1,966,135 for 2014, respectively.

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

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 -  FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three and nine months ended September 30, 2015 and 2014. This information has been derived from information presented in the financial statements.

	Three Months ended September 30, 2015

			Institutional Interest
	Class A	Class B

Total return for Limited Partners (3)
Total return prior to incentive fees	5.14%	5.66%	5.87%
Incentive fees	(0.13%)	(0.12%)	(0.21%)
Total return after incentive fees	5.01%	5.54%	5.66%

Ratio to average net asset value
Expenses prior to incentive fees (2)	4.70%	2.72%	1.78%
Incentive fees (3)	0.13%	0.12%	0.21%

Total expenses	4.83%	2.84%	1.99%

Net investment loss (1) (2)	(4.61%)	(2.63%)	(1.69%)

	Nine Months ended September 30, 2015

			Institutional Interest
	Class A	Class B

Total return for Limited Partners (3)
Total return prior to incentive fees	13.54%	15.25%	15.95%
Incentive fees	(0.16%)	(0.21%)	(0.30%)
Total return after incentive fees	13.38%	15.04%	15.65%

Ratio to average net asset value
Expenses prior to incentive fees (2)	4.89%	2.87%	1.95%
Incentive fees (3)	0.13%	0.17%	0.16%

Total expenses	5.02%	3.04%	2.11%

Net investment loss (1) (2)	(4.79%)	(2.77%)	(1.85%)

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 -  FINANCIAL HIGHLIGHTS (CONTINUED)

	Three Months ended September 30, 2014

			Institutional Interest
	Class A	Class B

Total return for Limited Partners (3)
Total return prior to incentive fees	(1.07%)	(0.57%)	(0.37%)
Incentive fees	0.00%	0.00%	(0.01%)
Total return after incentive fees	(1.07%)	(0.57%)	(0.38%)

Ratio to average net asset value
Expenses prior to incentive fees (2)	4.47%	2.46%	3.38%
Incentive fees (3)	0.01%	0.00%	0.01%

Total expenses	4.48%	2.46%	3.39%

Net investment loss (1) (2)	(4.38%)	(2.37%)	(1.59%)

	Nine Months ended September 30, 2014

			Institutional Interest
	Class A	Class B

Total return for Limited Partners (3)
Total return prior to incentive fees	(9.86%)	(8.50%)	(7.92%)
Incentive fees	(0.01%)	0.00%	(0.01%)
Total return after incentive fees	(9.87%)	(8.50%)	(7.93%)

Ratio to average net asset value
Expenses prior to incentive fees (2)	4.35%	2.34%	1.98%
Incentive fees (3)	0.01%	0.00%	0.01%

Total expenses	4.36%	2.34%	1.99%

Net investment loss (1) (2)	(4.26%)	(2.25%)	(1.42%)

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

From October 1, 2015 through November 11, 2015, the Partnership had subscriptions of $98,000 redemptions of $479,856. Management has determined there are no additional matters requiring disclosure.

PART I – FINANCIAL INFORMATION (continued)

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Altegris QIM Futures Fund, L.P. (the “Partnership”) generally holds its assets as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed. Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading. A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities. Through September 30, 2015 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by Quantitative Investment Management LLC (QIM) (the “Advisor”) on behalf of the Partnership.

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

Performance Summary

Three Months Ended September 30, 2015

During the third quarter of 2015, the Partnership achieved net realized and unrealized gains of $1,557,592 from its trading activities, net of brokerage commissions of $98,144. The Partnership accrued total expenses of $283,216, including $80,105 in management fees paid to the General Partner, $33,346 in incentive fees, and $133,166 in service and professional fees. The Partnership earned $5,802 in interest income during the third quarter of 2015. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the third quarter of 2015 is set forth below.

Third Quarter 2015. The Partnership experienced a loss in July 2015 primarily from its long and short futures positions in U.S. and European stock indices. The Partnership experienced gains from its short positions in futures contracts on Crude Oil, Brent Oil and Gold as commodity weakness drove these markets lower during the month. The Partnership also benefited from its positions in interest rate futures. At the end of the month as a result of its ongoing market analysis, the Advisor discontinued trading in TOPIX, Gas Oil, Heating Oil, RBOB Gasoline, S&P 400 E-mini, Australian Dollar, Canadian Dollar, Mexican Peso and CBOE Vix contracts. The Partnership achieved a gain in August 2015 driven by profitable positioning in futures contracts on U.S. and European stock indices. On August 11th the PBOC unexpectedly began to devalue the Yuan in a series of moves that would send shockwaves through global financial markets. Fears of an economic slowdown led to a flight to quality, and the Partnership benefitted from both short positions in stock indices and long positions in interest rate futures. Short positions in energy futures contracts detracted from the performance of the Partnership. The Partnership experienced a gain in September 2015 with the bulk of the positive performance coming from short positions in futures on stock indices. At the beginning of the month, the PBOC announced more stringent capital controls resulting in a 10% drop in the price of crude oil. The Partnership was well positioned in advance of the PBOC announcement by having short positions in crude oil contracts. Currencies were the only sector with negative performance during the month, and the Partnership’s positions in currencies detracted from performance.

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

Nine Months Ended September 30, 2015

During the nine months ended September 30, 2015, the Partnership achieved net realized and unrealized gains of $4,626,213 from its trading activities, net of brokerage commissions of $349,694. The Partnership accrued total expenses of $954,342, including $282,394 in management fees paid to the General Partner, $44,852 in incentive fees, and $444,506 in service and professional fees. The Partnership earned $22,673 in interest income during the nine months ended September 30, 2015. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the nine months ended September 30, 2015 is set forth below.

Third Quarter 2015. The Partnership experienced a loss in July 2015 primarily from its long and short futures positions in U.S. and European stock indices. The Partnership experienced gains from its short positions in futures contracts on Crude Oil, Brent Oil and Gold as commodity weakness drove these markets lower during the month. The Partnership also benefited from its positions in interest rate futures. At the end of the month as a result of its ongoing market analysis, the Advisor discontinued trading in TOPIX, Gas Oil, Heating Oil, RBOB Gasoline, S&P 400 E-mini, Australian Dollar, Canadian Dollar, Mexican Peso and CBOE Vix contracts. The Partnership achieved a gain in August 2015 driven by profitable positioning in futures contracts on U.S. and European stock indices. On August 11th the PBOC unexpectedly began to devalue the Yuan in a series of moves that would send shockwaves through global financial markets. Fears of an economic slowdown led to a flight to quality, and the Partnership benefitted from both short positions in stock indices and long positions in interest rate futures. Short positions in energy futures contracts detracted from the performance of the Partnership. The Partnership experienced a gain in September 2015 with the bulk of the positive performance coming from short positions in futures on stock indices. At the beginning of the month, the PBOC announced more stringent capital controls resulting in a 10% drop in the price of crude oil. The Partnership was well positioned in advance of the PBOC announcement by having short positions in crude oil contracts. Currencies were the only sector with negative performance during the month, and the Partnership’s positions in currencies detracted from performance.

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

(b) Not applicable.

(c) Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner. The Partnership may declare additional redemption dates upon notice to the Limited Partners. The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners. The following table summarizes the redemptions by Limited Partners during the third calendar quarter of 2015:

Month	Amount Redeemed
July 31, 2015	$1,483,968
August 31, 2015	$1,593,497
September 30, 2015	$967,987

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

Dated: November 13, 2015

ALTEGRIS QIM FUTURES FUND, L.P.

By:	ALTEGRIS ADVISORS, L.L.C.,
its general partner

/s/ Jack L. Rivkin
Jack L. Rivkin, Chief Executive Officer

/s/ Kenneth I. McGuire
Kenneth I. McGuire, Principal Financial Officer