Form 10-K
period 2015-12-31
Altegris QIM Futures Fund, L.P.
filed 2016-03-30
CIK 1469317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
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

Altegris Investments, L.L.C. (“Altegris”), an affiliate of the General Partner, serves as a selling agent of the Interests and acted as the Partnership’s introducing broker until January 1, 2011, when Altegris Futures LLC (“Altegris Futures”) replaced Altegris as the Partnership’s introducing broker. On December 31, 2014, Altegris Futures merged with and into its affiliate, Altegris Clearing Solutions, L.L.C. Altegris Clearing Solutions, L.L.C is registered with the CFTC as an Introducing Broker (“Clearing Solutions” or the “Introducing Broker”).

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

As of February 29, 2016, the aggregate net asset value of the Interests in the Partnership before redemptions was $26, 572,171. The Partnership operates on a calendar fiscal year and has no subsidiaries.

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

It is expected that between 5% and 20% of the Partnership’s assets generally will be held as initial margin or option premiums (in cash or U.S. Treasury Department (“Treasury”) securities) in the Partnership’s brokerage accounts at its clearing broker, SG Americas Securities LLC (“SGAS”), a futures commission merchant (“FCM”), and available for trading by QIM in Commodity Interests on behalf of the Partnership. Interest on Partnership assets held at SGAS in cash or Treasury securities will be credited to the Partnership. Depending on market factors, the amount of margin or option premiums held at SGAS could change significantly, and all of the Partnership’s assets are available for use as margin. The Partnership may also retain other brokers and/or dealers from time to time to clear or execute a portion of Partnership trades made by QIM.

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

The Partnership pays all of its ongoing liabilities, expenses and costs. The General Partner receives a management fee of 0.104% of the month-end net asset value, before deduction for any accrued incentive fees related to the current quarter (the “management fee net asset value”), of all Class A Interests (1.25% per annum), 0.104% of the month-end management fee net asset value of all Class B Interests (1.25% per annum) and 0.0625% of the month-end management fee net asset value of all Institutional Interests (0.75% per annum). QIM receives 30% of quarterly trading profits applicable to each Class of Interest.

Each selling agent selling Class A Interests receives 0.166% of the month-end net asset value of the Partnership apportioned to each Class A Interest sold by such selling agent (2% per annum) and may elect to receive 0.0417% of the month-end net asset value apportioned to any Institutional Interest sold by such selling agent (0.50% per annum).

SGAS paid, during 2015, to the Introducing Broker a portion of the brokerage commissions and transaction fees received from the Partnership as well as a portion of the interest income received on the Partnership’s assets. Monthly brokerage charges equal to the greater of (A) actual commissions of $9.75 per round-turn (higher for certain exchanges or commodities) multiplied by number of round-turn trades, of which amount includes other transaction costs; or (B) an amount equal to 0.125% of the management fee net asset value of all Interest holders’ month-end capital account balances (1.50% annually). A round-turn is both the purchase, or sale, of a commodity interest contract and the subsequent offsetting sale, or purchase, of the contract. If actual monthly commissions and transaction costs in (A) above are less than the amount in (B) above, the Partnership will pay the difference to the Introducing Broker as payment for brokerage-related services. In any month when the amount in (A) is greater than the amount in (B) above, the Partnership pays only the amount described in (A) above.

The Partnership generally pays its operating expenses as they are incurred. A fixed administrative fee is charged to Class A and Class B Interests and paid to the General Partner equal to 0.0275% of the management fee net asset value of the month-end capital account balance of all such Class A and Class B Interests (0.333% per annum).

(d)	Regulation

The CFTC has delegated to the NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers,” “swap dealers”, “major swap participants” and, in most cases, their respective associated persons, as well as “floor brokers” and “floor traders.” The Commodity Exchange Act requires commodity pool operators such as the General Partner, commodity trading advisors such as the Advisor and commodity brokers or FCMs such as SGAS, and introducing brokers such as the Introducing Broker to be registered and to comply with various reporting and record keeping requirements. CFTC regulations also require FCMs and certain introducing brokers to maintain a minimum level of net capital. In addition, the CFTC and certain commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges. Similar position limits may in the future be put in place with respect to swaps that are exchange-traded or are economically equivalent to exchange-traded swaps or futures contracts. All accounts owned or managed by the Advisor will be combined for position limit purposes. The Advisor could be required to liquidate positions held for the Partnership in order to comply with such limits. Any such liquidation could result in substantial costs to the Partnership. In addition, many futures exchanges impose limits beyond which the price of a futures contract may not trade during the course of a trading day, and there is a potential for a futures contract to hit its daily price limit for several days in a row, making it impossible for the Advisor to liquidate a position and thereby experiencing a dramatic loss. Certain deliverable currency forward contracts are subject to limited regulation in the United States, including reporting and recordkeeping requirements.

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

As of February 29, 2016 the Partnership had 411 holders of Interests.

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

The following table summarizes Limited Partner redemptions during the fourth calendar quarter of 2015:

Month Ended	Amount Redeemed

October 31, 2015	$480,596
November 30, 2015	904,113
December 31, 2015	584,501
Total	$1,969,210

ITEM 6: SELECTED FINANCIAL DATA

Not required.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to “Item 8. Financial Statements and Supplementary Data.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

(a)	Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed. Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading. A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities. Through December 31, 2015 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Performance Summary

2015

During 2015, the Partnership achieved net realized and unrealized gains of $5,304,330 from all trading; gains of $5,305,807 from trading of derivatives including brokerage commissions of $437,363. The Partnership accrued total expenses of $1,284,305, including $68,417 in incentive fees, $358,619 in management fees paid to the General Partner, and $595,555 in service and professional fees. The Partnership earned $27,968 in interest income during 2015. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for each quarter during 2015 is set forth below.

Fourth Quarter 2015. The Partnership experienced a slight gain in October 2015 primarily driven by its long and short futures positions in stock indices. The Partnership also achieved gains in its trading of crude oil contracts. The Partnership’s position in interest rate futures detracted from performance. The majority of the losses in interest rate futures occurred in the last three days of the month, nearly erasing all of the Partnership’s profits for the month. The losses were partially offset by a short position in the Euro. The Partnership experienced a gain in November 2015 driven by gains across all sectors- stock indices, interest rates, currencies, metals, and energy. At the beginning of the month, the Partnership benefitted from short positions in interest rate and foreign currencies since a better than expected October nonfarm payroll number accompanied by hawkish comments from the U.S. Federal Reserve caused a significant selloff in interest rate futures and a rally in the U.S. Dollar. As a result, at the beginning of the month the Partnership experienced gains from trading in interest rate futures contracts and foreign currency contracts, other than the Italian Government Bond. Almost a week later, the Partnership suffered losses from all of its long futures positions in U.S. and European stock indices. The equity market rally near the middle of the month allowed the Partnership to benefit from long positions in stock indices. The Partnership also benefited during the month from short futures positions in metal and energy sectors as global economic weakness pushed commodity prices lower throughout the month. The Partnership experienced a loss in December 2015. The month got off to a rough start when the European Central Bank announced on December 3rd a rate cut and an extension of its asset purchase program, which did not meet market expectations. The Partnership’s long futures positions in European interest rates and short futures positions in currencies performed poorly as those markets corrected. A weaker U.S. Dollar and multi-year lows in the crude oil market put pressure on U.S. and European equity markets, which culminated in a sharp selloff in global equity markets on December 11th. In connection with the selloff, the Partnership sustained substantial losses due to net long positions in stock indices and energies.

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

Second Quarter 2015. The Partnership experienced a gain in April 2015 primarily driven by long positions in futures contracts in the currency sector. The Partnership achieved gains in its trading of futures contracts on the Euro and the British Pound. Performance was also benefited by short positions at the end of the month in the Euro-Bund. The Partnership’s long futures positions in the Hang Seng China Enterprises and Hang Seng and long and short positions in the U.S. treasury futures contributed positively to performance. The Partnership’s short positions in the FTSE China A50 and futures positions on European and U.S. stock indices detracted from performance. The Partnership experienced a slight gain in May 2015. After U.S. Federal Reserve Chairman Yellen’s comments on May 6th that equity market valuations appeared high, the S&P closed at its lowest level in over a month, and the Partnership experienced a loss in the first full week of trading since taking long positions. The Partnership experienced gains from trading during the month in long and short futures positions in the Euro and in short positions in the FTSE China A50. The Partnership experienced mid-month losses in equity market futures, which were more than offset by strong sell signals in European interest rate futures. The Partnership’s gain in June 2015 was almost entirely attributed to trading in fixed income markets with minor gains in stock indices. The Partnership’s long and short positions in interest rate futures, most notably the Euro-Bund, contributed positively to performance. Performance also benefited from short positions in FTSE China A50 futures and in positions in the DJ Euro Stoxx 50. The energy sector was the worst performing sector followed by a small loss in the currency sector. The Partnership’s futures position in crude oil contracts generated the largest losses in the Partnership’s energy sector positions.

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

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (U.S. GAAP), which require the use of certain estimates made by the Partnership’s management. Actual results could differ from those estimates. Based on the nature of the business and operations of the Partnership, the General Partner believes that the estimates utilized in preparing the Partnership’s financial statements are appropriate and reasonable, however actual results could differ from these estimates. The estimates used do not provide a range of possible results that would require the exercise of subjective judgment. The General Partner further believes that, based on the nature of the business and operations of the Partnership, no other reasonable assumptions relating to the application of the Partnership’s critical accounting estimates other than those currently used would likely result in materially different amounts from those reported.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2015. In making this assessment, Management used the criteria set forth in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2015, the Partnership’s internal control over financial reporting was effective.

(c) Changes in Internal Control over Financial Reporting

There were no changes in the Partnership’s internal control over financial reporting during the quarter and year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	Identification of Directors and Executive Officers

(i) The Partnership has no officers, directors, or employees. The Partnership’s affairs are managed by the General Partner (although it has delegated trading and investment authority to the Advisor and administrative duties to Altegris). The General Partner is indirectly owned by AqGen Liberty Holdings LLC (“AqGen”), an entity owned and controlled by (i) private equity funds managed by Aquiline Capital Partners LLC and its affiliates (“Aquiline”), and by Genstar Capital Management, LLC and its affiliates (“Genstar”), and (ii) certain senior management of the General Partner and its affiliates. Aquiline is a private equity firm located in New York, New York, and Genstar is a private equity firm located in San Francisco, California. The General Partner’s managers and executive officers are Jack L. Rivkin, Matthew C. Osborne, and Kenneth I. McGuire.

Jack L. Rivkin (born 1940) joined the General Partner’s predecessor entity, APM, as Chief Investment Officer in December 2013, and was appointed Chief Executive Officer of the General Partner in June 2015 and Chief Investment Strategist in January 2016. Mr. Rivkin has served as a manager of the General Partner (December 2013 to present), Chief Investment Officer of the General Partner (December 2013 to January 2016) and as an Executive Vice President of the General Partner (December 2013 to June 2015). Mr. Rivkin has served as a manager and Executive Vice President of Altegris Services, LLC and Altegris Clearing Solutions, L.L.C. (January 2014 to present). Mr. Rivkin has served as a manager and Executive Vice President and Chief Investment Officer of Altegris Clearing Solutions (January 2014 to present). Mr. Rivkin has served as an Executive Vice President of Altegris Holdings (January 2014 to present). Mr. Rivkin is responsible for general management and oversight of each of the Altegris companies for which he serves as Executive Vice President. For each company for which he serves as Chief Investment Officer, Mr. Rivkin provides leadership, vision and oversight over the investment management and research process. Mr. Rivkin became a principal of APM in January 2014 and is also registered with the CFTC and is a member of the NFA as a principal for the following affiliates of the General Partner: (a) Altegris Clearing Solutions LLC as principal (January 2014 to present) and (b) Advisors as a principal (January 2014 to present). During the five years prior to joining Altegris, Mr. Rivkin was CEO of JL Rivkin & Associates, Inc., a firm engaged in the management of existing private and public equity portfolios (January 2002 to December 2013). Mr. Rivkin earned his Professional Engineering degree from the Colorado School of Mines and his MBA from the Harvard Graduate School of Business Administration.

Matthew C. Osborne (born 1964) was appointed Chief Investment Officer of the General Partner in January 2016. Mr. Osborne has served as a manager of the General Partner (or a director of the General Partner’s predecessor entity, APM) since July 2002. He has also served as a Vice President of APM (July 2002 to January 2011), an Executive Vice President of the General Partner (January 2011 to June 2015) and as Co-President of the General Partner (June 2015 to January 2016). Mr. Osborne has also been (1) an Executive Vice President, Chief Investment Officer and a director of Altegris (July 2002 to May 2010); (2) a manager and Executive Vice President of Clearing Solutions (December 2008 to present); (3) a manager and Executive Vice President of Services (February 2010 to present); and (4) Executive Vice President of Altegris Holdings (October 2012 to present).

Kenneth I. McGuire (born 1958) is the Chief Operating Officer and a Manager (February 2010 to present), and President of the General Partner. Mr. McGuire also serves as Chief Operating Officer for Services (May 2010 to present). Mr. McGuire also serves as Chief Operating Officer of Altegris Holdings. His duties within the Altegris Companies include supervision of personnel in the software development, information technology, fund operations and futures operations businesses of the Altegris Companies. During the past five years, Mr. McGuire was employed by The Bank of New York Mellon, an asset management and securities services company, as a Managing Director (April 2006 to October 2009). Mr. McGuire was employed within BNY Mellon Alternative Investment Services, serving as Product Manager for that unit’s Single Manager Hedge Fund services. Mr. McGuire was a Strategic Advisor with Harvest Technology, a boutique investment technology consultancy (May 2005 to April 2006). Mr. McGuire graduated Magna Cum Laude from Hofstra University with a degree in Computer Science/Mathematics and received his MBA with a concentration in Management from Adelphi University..

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

The Partnership has no employees, officers or directors and is managed by the General Partner. The General Partner has adopted a Code of Ethics that applies to its principal executive officers and certain other persons associated with the General Partner. A copy of this Code of Ethics may be obtained at no charge by written request to Altegris Advisors, L.L.C., 1200 Prospect Street, Suite 400, La Jolla, CA 92037.

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

Clearing Solutions, in its capacity as Introducing Broker to the Partnership, receives compensation for brokerage-related services. The Partnership will pay monthly brokerage charges equal to the greater of (A) actual commissions of $9.75 per round-turn (higher for certain exchanges or commodities) multiplied by number of round-turn trades, which amount includes other transaction costs; or (B) an amount equal to 0.125% of the management fee net asset value of all Interest holders’ month-end capital account balances (1.50% annually). If actual monthly commissions and transaction costs in (A) above are less than the amount in (B) above, the Partnership will pay the difference to the Introducing Broker as payment for brokerage-related services. In any month when the amount in (A) is greater than the amount in (B) above, the Partnership will pay only the amount described in (A) above.

The Partnership has no other compensation arrangements. There are no compensation plans or arrangements relating to a change in control of the Partnership.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security ownership of certain beneficial owners

Not applicable.

(b)	Security Ownership of Management

The Partnership has no officers or directors. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner, which has delegated discretionary authority over the Partnership’s trading to QIM. As of February 29, 2016, the General Partner’s general partner interest in the Partnership was valued at $890. which constituted approximately 0% of the Partnership’s total assets. The General Partner and the principals of the General Partner may purchase Interests. As of February 29, 2016, the following managers and executive officers of the General Partner owned Interests in the Partnership: None. The direct and indirect holding of Interests of each manager and executive officer and the total aggregate ownership of Interests is 0% of the Partnership’s total assets.

(c)	Changes in Control

None.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Partnership does not engage in any transactions with the General Partner or its affiliates other than in respect of the services and payment of fees therefor described above in Item 1.

The Partnership paid to the General Partner monthly management fees totaling $358,619 for the year ended December 31, 2015. The Partnership paid to the General Partner administrative fees totaling $90,388 for the year ended December 31, 2015.

The Partnership paid to Altegris monthly continuing compensation of $70,965 for the year ended December 31, 2015. Clearing Solutions, in its capacity as the Introducing Broker for the Partnership, received from the Partnership’s clearing broker the following compensation: a portion of the brokerage commissions paid by the Partnership to SGAS, and of the interest income earned on Partnership’s assets held at SGAS, equal to $0 for the year ended December 31, 2015.  In addition, Clearing Solutions, in its capacity as Introducing Broker, receives from the Partnership, monthly brokerage charges as described in Item 11. For the year ended December 31, 2015 the Partnership paid monthly brokerage charges of $148,774

The Partnership has not and does not make any loans to the General Partner, its affiliates, their respective officers, directors or employees or the immediate family members of any of the foregoing, or to any entity, trust or other estate in which any of the foregoing has any interest, or to any other person.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth (a) the fees billed to the Partnership for professional audit services provided by Ernst & Young LLP, the Partnership’s independent registered public accountant, for the audit of the Partnership’s annual financial statements for the year ended December 31, 2014 and (b) the fees expected to be billed to the Partnership for professional audit services provided by Ernst & Young LLP for the audit of the Partnership’s annual financial statements for the year ended December 31, 2015.

FEE CATEGORY	2015	2014
Audit Fees	$24.600	$25,600
Audit-Related Fees	$31,800	$34,050
Tax Fees	$66,595	$66,596
All Other Fees	-	0
TOTAL FEES	$122,995	$126,246

Audit Fees consist of fees paid to Ernst & Young LLP for (i) the audit of Altegris QIM Futures Fund, L.P.’s annual financial statements included in the annual report on Form 10-K, quarterly reviews of financial statements included in the reports on the Partnership’s Form 10-Q, and reviews of current reports filed by the Partnership on Form 8-K; and (ii) services that are normally provided by the Independent Registered Public Accountants in connection with statutory and regulatory filings of registration statements.

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

Exhibits

The following documents (unless otherwise indicated) are filed herewith and made part of this registration statement.

Exhibit Designation	Description
* 3.1	Certificate of Formation of APM – QIM Futures Fund L.P.

** 4.1	Second Amended and Restated Agreement of Limited Partnership of Altegris QIM Futures Fund, L.P.

* 10.1	Agreement with Quantitative Investment Management LLC

* 10.2	Selling Agency Agreement between APM – QIM Futures Fund L.P. and Altegris Investments Inc.

31.01	Rule 13a-14(a)/15d-14(a) Certifications

32.01	Section 1350 Certifications

* These exhibits are incorporated by reference to the exhibits of the same numbers and descriptions filed with the Partnership’s Registration Statement (File No. 000-53815) filed on November 2, 2009 on Form 10-12G under the Securities Exchange Act of 1934.

** This exhibit is incorporated by reference to the exhibit of the same number and description filed with the registrant’s Annual Report on Form 10-K (File No. 000-53815) filed on March 31, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2016	Altegris QIM FUTURES FUND, L.P. By: ALTEGRIS ADVISORS, L.L.C.

	By:	/s/ Matthew C. Osborne
Name: Matthew C. Osborne Title: Chief Investment Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant and in the capacities and on the date indicated.

Title with
Signature	General Partner	Date

/s/ Jack L. Rivkin	Chief Executive Officer, Manager	March 30, 2016
Jack L. Rivkin	(Principal Executive Officer)

/s/ Matthew C. Osborne	Chief Investment Officer, Manager	March 30, 2016
Matthew C. Osborne

/s/ Kenneth I. McGuire	President, Chief Operating Officer, Manager	March 30, 2016
Kenneth I. McGuire	(Principal Financial Officer)

(Being the principal executive officer, the principal financial officer and principal accounting officer, and a majority of the managers of Altegris Advisors, L.L.C.)

ALTEGRIS QIM FUTURES FUND, L.P.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

ALTEGRIS QIM FUTURES FUND, L.P.

_______________

TABLE OF CONTENTS
_______________

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

ALTEGRIS QIM FUTURES FUND, L.P.
AFFIRMATION OF THE COMMODITY POOL OPERATOR
_______________

To the Partners of
Altegris QIM Futures Fund, L.P.

To the best of the knowledge and belief of the undersigned, the information contained in this Annual Report for the years ended December 31, 2015, 2014 and 2013 is accurate and complete.

By:	/s/ Kenneth I. McGuire
Altegris Advisors, L.L.C.
Commodity Pool Operator for
Altegris QIM Futures Fund, L.P.
By: Kenneth I. McGuire, Chief Operating Officer

Ernst & Young LLP One Commerce Square Suite 700 2005 Market Street Philadelphia, PA 19103	Tel: +1 215 448 5000 Fax: +1 215 448 5500 ey.com

Report of Independent Registered Public Accounting Firm

The General Partner and Partners of Altegris QIM Futures Fund, L.P.

We have audited the accompanying statements of financial condition of Altegris QIM Futures Fund, L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2015 and 2014, and the related statements of income (loss), statements of changes in partners’ capital and financial highlights for each of the three years then ended. These financial statements and financial highlights are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2015, by correspondence with the custodian and brokers. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Altegris QIM Futures Fund, L.P. at December 31, 2015 and 2014, and the results of its operations, the changes in its partners’ capital and the financial highlights for each of the three years in the period then ended, in conformity with U.S. generally accepted accounting principles.

March 28, 2016

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2015 and DECEMBER 31, 2014
_______________

	2015	2014
ASSETS
Equity in commodity broker account:
Cash	$1,865,463	$1,708,036
Restricted cash	2,359,911	1,119,921
Restricted foreign currency (cost - $2,767,713 and $871,601)	1,888,055	846,214
Unrealized gain on open commodity futures contracts	30,235	-

	6,143,664	3,674,171

Cash	10,250,155	6,229,433
Investment securities at value
(cost - $10,297,864 and $35,270,474)	10,297,508	35,264,837
Interest receivable	1,064	14,558

Total assets	$26,692,391	$45,182,999

LIABILITIES
Equity in commodity broker account:
Foreign currency due to broker
(proceeds - $2,768,014 and $875,134)	$1,888,260	$849,644
Unrealized loss on open commodity futures contracts	-	31,586

	1,888,260	881,230

Redemptions payable	584,501	3,684,626
Subscriptions received in advance	329,557	-
Service fees payable	31,459	43,629
Management fee payable	25,461	45,585
Incentive fees payable	23,564	-
Administrative fee payable	6,475	11,126
Brokerage commissions payable	5,645	30,959
Other liabilities	127,184	138,117

Total liabilities	3,022,106	4,835,272

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	802	698
Limited Partners	23,669,483	40,347,029

Total partners' capital (Net Asset Value)	23,670,285	40,347,727

Total liabilities and partners' capital	$26,692,391	$45,182,999

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2015
_______________

INVESTMENT SECURITIES

Face Value	Maturity Date	Description	Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$1,000,000	1/4/2016	Federal Farm Credit Bank Disc Note, 0.00%*	$999,998	4.22%
500,000	1/8/2016	Federal Home Loan Bank Disc Note, 0.08%*	499,991	2.11%
300,000	1/27/2016	Federal Home Loan Bank Disc Note, 0.13%*	299,971	1.27%
500,000	2/5/2016	Federal Home Loan Bank Disc Note, 0.23%*	499,889	2.11%
800,000	2/16/2016	Federal Home Loan Bank Disc Note, 0.23%*	799,761	3.38%
250,000	2/17/2016	Federal Home Loan Bank Disc Note, 0.23%*	249,924	1.05%
1,200,000	2/24/2016	Federal Home Loan Bank Disc Note, 0.24%*	1,199,575	5.07%
1,000,000	4/20/2016	Federal Home Loan Bank Disc Note, 0.34%*	998,960	4.22%
650,000	2/19/2016	Federal Home Loan Bank, 0.38%	650,005	2.75%
Total U.S. Government Agency Bonds and Notes (cost - $6,198,430)			6,198,074	26.18%

Corporate Notes
$300,000	1/13/2016	Apple Inc., 0.30%*	299,928	1.27%
300,000	1/22/2016	Banco del Estado de Chile, NY, 0.40%	300,000	1.27%
460,000	1/6/2016	Chevron Corp Disc Note, 0.26%*	459,898	1.94%
200,000	1/13/2016	DCAT LLC, 0.35%*	199,925	0.84%
420,000	1/12/2016	Exxon Mobile Corp Disc Note, 0.30%*	419,879	1.77%
450,000	1/4/2016	General Electric Co., 0.15%*	449,993	1.90%
200,000	1/14/2016	National Rural Utilities Cooperative Finance Corp, 0.29%*	199,945	0.84%
300,000	1/15/2016	Norinchukin Bank Disc Note, 0.39%	300,000	1.27%
310,000	1/27/2016	Sumitomo Mutsui Banking Co, 0.40%	310,000	1.31%
310,000	1/27/2016	Sumitomo Mutsui Trust & Banking Co, 0.41%	310,000	1.31%
300,000	1/8/2016	The Chiba Bank Ltd, 0.46%	300,000	1.27%
250,000	1/20/2016	The Walt Disney Co, 0.30%*	249,958	1.06%
300,000	1/14/2016	Working Capital Management Co LP Disc Note, 0.45%*	299,908	1.27%
Total Corporate Notes (cost - $4,099,434)			4,099,434	17.32%

Total Investment Securities (cost - $10,297,864)			$10,297,508	43.50%

*	The rate reported is the effective yield at time of purchase.

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2015
_______________

	Range of Expiration Dates	Number of Contracts	Value	% of Partners' Capital

Long Futures Contracts:
Currencies	Mar 16	28	$1,645	0.01%
Energy	Feb 16	3	(1,460)	(0.01)%
Interest Rates	Mar 16	1	166	0.00%
Stock Indices	Jan 16 - Mar 16	34	5,476	0.02%

Total Long Futures Contracts		66	5,827	0.02%

Short Futures Contracts:
Currencies	Mar 16	13	8,662	0.04%
Energy	Feb 16	15	(49,884)	(0.21)%
Interest Rates	Mar 16	59	14,853	0.06%
Metals	Feb 16 - Mar 16	21	27,641	0.12%
Stock Indices	Jan 16 - Mar 16	187	25,420	0.11%
Treasury Rates	Mar 16	81	(2,284)	(0.01)%

Total Short Futures Contracts		376	24,408	0.11%

Total Futures Contracts		442	$30,235	0.13%

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

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
_______________

	2015	2014	2013
TRADING GAIN (LOSS)
Gain (loss) on trading of commodity futures
Realized	$5,681,349	$(6,647,539)	$(4,840,473)
Change in unrealized	61,821	(926,857)	1,860,439
Brokerage Commissions	(437,363)	(949,065)	(1,650,361)

Gain (loss) from trading futures	5,305,807	(8,523,461)	(4,630,395)

Gain (loss) on trading of securities
Realized	6,600	11,043	32,785
Change in unrealized	5,281	(9,476)	(7,379)

Gain from trading securities	11,881	1,567	25,406

Gain (loss) on trading of foreign currency
Realized	(13,351)	10,879	426,278
Change in unrealized	(7)	288	(157,831)

Gain (loss) from trading foreign currency	(13,358)	11,167	268,447
Total trading gain (loss)	5,304,330	(8,510,727)	(4,336,542)

NET INVESTMENT INCOME (LOSS)
Income
Interest income	27,968	56,273	122,398

Expenses
Management fee	358,619	747,326	1,263,038
Service fees	352,938	635,536	934,718
Professional fees	242,617	320,627	419,452
Administrative fee	90,388	180,043	288,987
Out of pocket fees	70,500	73,400	78,770
Incentive fees	68,417	5,124	95,825
Interest expense	21,042	826	30,950
Other expenses	79,784	69,794	107,162

Total expenses	1,284,305	2,032,676	3,218,902

Net investment loss	(1,256,337)	(1,976,403)	(3,096,504)

NET INCOME (LOSS)	$4,047,993	$(10,487,130)	$(7,433,046)

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
_______________

		Limited Partners

	Total	Class A	Class B	Institutional Interests	General Partner

Balances at December 31, 2012	$131,591,215	$55,016,242	$48,367,809	$28,206,275	$889

Transfers	-	(797,935)	797,935	-	-

Capital additions	14,475,028	5,814,279	6,370,443	2,290,306	-

Capital withdrawals	(55,778,084)	(17,380,851)	(23,271,306)	(15,125,927)	-

From operations:
Net investment loss	(3,096,504)	(1,931,115)	(877,539)	(287,817)	(33)
Net realized loss from investments
(net of brokerage commissions)	(6,031,771)	(2,299,892)	(2,253,094)	(1,478,757)	(28)
Net change in unrealized gain from investments	1,695,229	729,093	624,138	341,984	14
Net loss	(7,433,046)	(3,501,914)	(2,506,495)	(1,424,590)	(47)

Balances at December 31, 2013	$82,855,113	$39,149,821	$29,758,386	$13,946,064	$842

Balances at December 31, 2013	$82,855,113	$39,149,821	$29,758,386	$13,946,064	$842

Transfers	-	(91,271)	(3,310)	94,581	-

Capital additions	1,934,452	1,384,785	399,667	150,000	-

Capital withdrawals	(33,954,708)	(12,589,691)	(13,297,120)	(8,067,897)	-

From operations:
Net investment loss	(1,976,403)	(1,358,002)	(495,693)	(122,675)	(33)
Net realized loss from investments
(net of brokerage commissions)	(7,574,682)	(3,976,526)	(2,672,018)	(926,036)	(102)
Net change in unrealized loss from investments	(936,045)	(449,584)	(340,803)	(145,649)	(9)
Net loss	(10,487,130)	(5,784,112)	(3,508,514)	(1,194,360)	(144)

Balances at December 31, 2014	$40,347,727	$22,069,532	$13,349,109	$4,928,388	$698

Balances at December 31, 2014	$40,347,727	$22,069,532	$13,349,109	$4,928,388	$698

Transfers	-	-	-	-	-

Capital additions	628,076	393,567	234,509	-	-

Capital withdrawals	(21,353,511)	(9,466,080)	(8,169,736)	(3,717,695)	-

From operations:
Net investment loss	(1,256,337)	(898,700)	(310,310)	(47,290)	(37)
Net realized gain from investments
(net of brokerage commissions)	5,237,235	3,173,196	1,788,619	275,278	142
Net change in unrealized gain (loss) from investments	67,095	23,197	32,019	11,880	(1)
Net income	4,047,993	2,297,693	1,510,328	239,868	104

Balances at December 31, 2015	$23,670,285	$15,294,712	$6,924,210	$1,450,561	$802

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

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  Therefore, the Partnership follows the accounting and reporting guidelines for investment companies. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of December 31, 2015 and 2014, and reported amounts of income and expenses for the years ended December 31, 2015, 2014 and 2013, respectively.  Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that the differences could be material.

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

The fair value of U.S. government agency bonds and notes is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs which include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government agency bonds and notes are categorized in Level I or Level 2 of the fair value hierarchy. As of December 31, 2015 and 2014, none of the Partnership’s holdings in U.S. government agency bonds and notes were fair valued using valuation models.

The fair value of U.S. treasury obligations is generally based on quoted prices in active markets. U.S. treasury obligations are categorized in Level 1 of the fair value hierarchy.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, notes, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of December 31, 2015 and 2014, none of the Partnership’s holdings in corporate notes were fair valued using valuation models.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Fair Value (continued)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

There were no changes in the Partnership’s valuation methodology during the years ended December 31, 2015 and 2014.

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of December 31, 2015 and December 31, 2014:

				Balance as of
December 31, 2015	Level 1	Level 2	Level 3	December 31, 2015

Assets

Futures contracts (1)	$114,980	$-	$-	$114,980
U.S. Government agency bonds and notes	6,198,074	-	-	6,198,074
Corporate notes	-	4,099,434	-	4,099,434

Total Assets	$6,313,054	$4,099,434	$-	$10,412,488

Liabilities

Futures contracts (1)	$(84,745)	$-	$-	$(84,745)

				Balance as of
December 31, 2014	Level 1	Level 2	Level 3	December 31, 2014

Assets

Futures contracts (1)	$50,035	$-	$-	$50,035
U.S. Government agency bonds and notes	20,865,775	-	-	20,865,775
Corporate notes	-	14,399,062	-	14,399,062

Total Assets	$20,915,810	$14,399,062	$-	$35,314,872

Liabilities

Futures contracts (1)	$(81,621)	$-	$-	$(81,621)

(1)	See Note 7. "Financial Derivative Instruments" for the fair value in each type of contracts within this category.

For the years ended December 31, 2015 and 2014, there were no transfers between Level 1 and Level 2 assets and liabilities. For the years ended December 31, 2015 and 2014, there were no Level 3 securities.

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

The Northern Trust Company (the “Custodian”) is the Partnership’s custodian.  The Partnership has cash deposited with the Custodian.  SG Americas Securities, LLC (the “Clearing Broker”) is the Partnership’s commodity broker. For cash not held with the Clearing Broker the Partnership receives cash management services from J.P. Morgan Investment Management Inc. (“JPMIM”).

E.	Futures Contracts

The Partnership engages in futures contracts as part of its investment strategy. Upon entering into a futures contract, the Partnership is required to deposit with the broker an amount of cash or cash equivalents equal to a certain percentage of the contract amount. This is known as the “initial margin.” Subsequent payments (“variation margin”) are made or received by the Partnership each day, depending on the daily fluctuations in the value of the contract, and are included in unrealized gain (loss) on futures contracts. Due to broker amounts on the Statements of Financial Condition represent the amount of any short fall in the Partnership’s required cash margin. The Partnership recognizes a realized gain or loss when the contract is closed.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.	Futures Contracts (continued)

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at December 31, 2015 and 2014 are reflected within the Condensed Schedules of Investments.

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

Both restricted cash and restricted foreign currency are held as margin collateral deposits for futures transactions.

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

appeals or litigation processes, based on the technical merits of the position.  The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority.  De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital. Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2015 and 2014.  However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Partnership is subject to income tax examinations by major taxing authorities for all tax years since 2013.

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively.  No interest expense or penalties have been recognized as of and for the years ended December 31, 2015, 2014 and 2013.

J.	Reclassifications

Certain amounts in the 2014 and 2013 financial statements were reclassified to conform to the 2015 presentation.

NOTE 2 - PARTNERS’ CAPITAL

A.	Capital Accounts and Allocation of Income and Loss

The Partnership accounts for subscriptions and redemptions on a per partner capital account basis.

The Partnership consists of the General Partner’s Interest, Class A Interests, Class B Interests and Institutional Interests (collectively referred to as “Interests”).  Income or loss (prior to management fees, administrative fees, service fees and incentive fees) is allocated pro rata among the Limited Partners (each, a “Limited Partner” and collectively the “Limited Partners”) based on their respective capital accounts as of the end of each month in which the items accrue, pursuant to the terms of the Partnership’s agreement of limited partnership, as may be amended and restated from time to time (the “Agreement”).  Class A Interests, Class B Interests and Institutional Interests are then charged with their applicable management fee, administrative fee, service fee and incentive fee in accordance with the Agreement.

No Limited Partner of the Partnership shall be liable for any debts or liabilities of the Partnership or any losses thereof in excess of such Limited Partner's capital contributions, except as may be required by law.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 2 - PARTNERS’ CAPITAL (CONTINUED)

B.	Subscriptions, Distributions and Redemptions

Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner.

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner.  A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement.  The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the years ended December 31, 2015, 2014 and 2013.

NOTE 3 -RELATED PARTY TRANSACTIONS

A.	General Partner Management Fee

The General Partner receives a monthly management fee from the Partnership equal to 0.104% (1.25% annually) for Class A and Class B, and 0.0625% (0.75% annually) for Institutional Interests of the Partnership's management fee net asset value. The General Partner may declare any Limited Partner a “Special Limited Partner” and the management fees or incentive fees charged to any such partner may be different than those charged to other Limited Partners. For the years ended December 31, 2015, 2014 and 2013 there were no Special Limited Partners.

Total management fees earned by the General Partner for the years ended December 31, 2015, 2014 and 2013 are shown on the Statements of Income (Loss) as Management Fee.

B.	Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the years ended December 31, 2014, 2013 and 2012, administrative fees for Class A Interests were $57,822, $106,535 and $155,133, respectively, and administrative fees for Class B Interests were $32,566, $73,508 and $133,854, respectively.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

C.	Altegris Investments, L.L.C. and Altegris Clearing Solutions, L.L.C.

Altegris Investments, L.L.C. (“Altegris Investments”), an affiliate of the General Partner, is registered as a broker-dealer with the SEC and effective as of December 31, 2014, was converted from an Arkansas corporation (Altegris Investments, Inc.) to a Delaware limited liability company (Altegris Investments, L.L.C.). For the years ended December 31, 2014 and 2013, Altegris Futures, L.L.C. (“Altegris Futures”), an affiliate of the General Partner and an introducing broker registered with the CFTC, was the Partnership’s introducing broker. For the year ended December 31, 2015, Altegris Clearing Solutions, L.L.C. (Altegris Clearing Solutions), and affiliate of the General Partner and an introducing broker registered with the CFTC, was the Partnership’s introducing broker. On December 31, 2014, Altegris Futures was merged with and into Altegris Clearing Solutions and thereafter dissolved. Altegris Clearing Solutions was the surviving entity (Altegris Futures and Altegris Clearing Solutions are referred to collectively as the “introducing broker” of the Partnership).

Altegris Investments has entered into a selling agreement with the Partnership whereby it receives 2% per annum as continuing compensation for Class A Interests sold by Altegris Investments that are outstanding at month end. The Partnership’s introducing broker receives a portion of the commodity brokerage commissions paid by the Partnership to the Clearing Broker and interest income retained by the Clearing Broker. Additionally, the Partnership pays to its clearing brokers and its introducing broker, at a minimum, brokerage charges at a flat rate of 0.125% (1.5% annually) of the Partnership’s management fee net asset value. Brokerage charges may exceed the flat rate described above, depending on commission and trading volume levels, which may vary.

At December 31, 2015 and 2014, respectively, the Partnership had commissions and brokerage fees payable to its introducing broker of $2,993 and $29,423 and service fees payable to Altegris Investments of $5,155 and $7,777, respectively. The following tables show the fees paid to Altegris Investments and its introducing broker for the years ended December 31, 2015, 2014 and 2013, respectively:

	Year ended	Year ended	Year ended
	December 31, 2015	December 31, 2014	December 31, 2013
Altegris Clearing Solutions - Brokerage Commission fees	$148,774	$-	$-
Altegris Futures - Brokerage Commission fees	-	423,711	870,421
Altegris Investments- Service fees	70,965	126,047	221,488
Total	$219,739	$549,758	$1,091,909

The amounts above are included in Brokerage Commissions and Service Fees on the Statements of Income (Loss), respectively. The amounts shown on the Statements of Income (Loss) include fees paid to non-related parties.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

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

NOTE 5 - SERVICE FEES

As compensation for the continuing services of the selling agents to the Class A Limited Partners, Class A Interests pay the selling agents an ongoing monthly payment of 0.166% (2% annually) of the net asset value of interests sold by the agents that are outstanding at month-end. As compensation for the continuing services of the selling agents to the Limited Partners holding Institutional Interests, the selling agents may elect the Institutional Interests to pay the selling agents an ongoing monthly payment of 0.0417% (0.50% annually) of the net asset value of Institutional Interests sold by the agents that are outstanding at month-end.  However, there were none for the years ended December 31, 2015, 2014 and 2013. For the years ended December 31, 2015, 2014 and 2013, service fees for Class A Interests were $352,938, $635,258 and $933,931, respectively, and service fees for Institutional Interests were $0, $278 and $787, respectively.

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

The following presents the fair value of derivative contracts as of December 31, 2015 and 2014.  The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position.  Fair value is presented on a gross basis in the table below even though the derivative contracts qualify for net presentation in the Statements of Financial Condition.

December 31, 2015
	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Currencies	$14,059	$(3,752)	$10,307

Energy	-	(51,344)	(51,344)

Interest Rates	15,150	(130)	15,020

Metals	29,697	(2,056)	27,641

Stock Indices	52,912	(22,016)	30,896

Treasury Rates	3,162	(5,447)	(2,285)

	$114,980	$(84,745)	$30,235

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

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the years ended December 31, 2015, 2014 and 2013.

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading derivatives contracts.

Year Ended December 31, 2015

Type of		Change in
Futures Contracts	Realized	Unrealized

Currencies	$748,092	$7,759
		.
Energy	625,869	(48,024)

Interest Rates	1,091,198	28,707

Metals	4,887	27,641

Stock Indices	2,292,699	46,033

Treasury Rates	918,604	(295)

	$5,681,349	$61,821

For the year ended December 31, 2015, the number of futures contracts closed was 31,490.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Year Ended December 31, 2014

Type of		Change in
Futures Contracts	Realized	Unrealized

Currencies	$(483,041)	$(116,543)
		.
Energy	457,352	82,149

Interest Rates	317,944	(178,668)

Metals	(160,543)	(12,848)

Stock Indices	(4,903,525)	(504,890)

Treasury Rates	(1,875,726)	(196,057)

	$(6,647,539)	$(926,857)

For the year ended December 31, 2014, the number of futures contracts closed was 58,163.

Year Ended December 31, 2013

Type of		Change in
Futures Contracts	Realized	Unrealized

Agricultural	$(344,007)	$10,654

Currencies	(103,139)	351,471
		.
Energy	(1,156,256)	(141,903)

Interest Rates	2,270,041	(1,233,579)

Metals	342,812	(59,188)

Stock Indices	(5,133,038)	2,081,580

Treasury Rates	(716,886)	851,404

	$(4,840,473)	$1,860,439

For the year ended December 31, 2013, the number of futures contracts closed was 92,471.

With respect to futures contracts and options on futures contracts, the Partnership has entered into an agreement with the Clearing Broker which  grants the Clearing Broker the right to offset recognized derivative assets and derivative liabilities if certain conditions exist, which would require the Clearing Broker to liquidate the Partnership’s positions. These events include the following: (i) the Clearing Broker is directed or required by a regulatory or self-regulatory organization, (ii) the Clearing Broker determines, at its discretion, that the risk in the Partnership’s account must be reduced for protection of the Clearing Broker, (iii) upon the Partnership’s breach or failure to perform on its contractual agreements with the Clearing Broker, (iv) upon the commencement of bankruptcy, insolvency or similar proceeding for the protection of creditors against the Partnership, or (v) upon the dissolution, winding-up, liquidation or merger of the Partnership.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets

				Gross Amounts Not Offset in the Statement of Financial Condition

As of December 31, 2015
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount
Commodity futures contracts	$114,980	$(84,745)	$30,235	$-	$-	$30,235

Offsetting the Financial Liabilities and Derivative Liabilities
				Gross Amounts Not Offset in the Statement of Financial Condition

As of December 31, 2015
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount
Commodity futures contracts	$(84,745)	$84,745	$-	$-	$-	$-

Offsetting the Financial Assets and Derivative Assets
				Gross Amounts Not Offset in the Statement of Financial Condition

As of December 31, 2014
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount
Commodity futures contracts	$50,035	$(50,035)	$-	$-	$-	$-

Offsetting the Financial Liabilities and Derivative Liabilities
				Gross Amounts Not Offset in the Statement of Financial Condition

As of December 31, 2014
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount
Commodity futures contracts	$(81,621)	$50,035	$(31,586)	$-	$-	$(31,586)

(1)	Does not include maintenance margin deposits held at the Clearing Broker of $4,247,966 for 2015 & $1,966,135 for 2014, respectively.

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

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the years ended December 31, 2015, 2014 and 2013. This information has been derived from information presented in the financial statements.

	Year ended December 31, 2015
			Institutional
	Class A	Class B	Interest

Total return for Limited Partners
Total return prior to incentive fees	14.94%	17.24%	18.20%
Incentive fees	(0.26%)	(0.33%)	(0.40%)
Total return after incentive fees	14.68%	16.91%	17.80%

Ratio to average net asset value
Expenses prior to incentive fees	4.87%	2.86%	1.85%
Incentive fees	0.20%	0.26%	0.21%

Total expenses	5.07%	3.12%	2.06%

Net investment loss (1)	(4.78%)	(2.76%)	(1.77%)

	Year ended December 31, 2014
			Institutional
	Class A	Class B	Interest

Total return for Limited Partners
Total return prior to incentive fees	(17.14%)	(15.46%)	(14.74%)
Incentive fees	(0.01%)	(0.01%)	(0.01%)
Total return after incentive fees	(17.15%)	(15.47%)	(14.75%)

Ratio to average net asset value
Expenses prior to incentive fees	4.41%	2.39%	1.54%
Incentive fees	0.01%	0.00%	0.01%

Total expenses	4.42%	2.39%	1.55%

Net investment loss (1)	(4.31%)	(2.30%)	(1.45%)

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

From January 1, 2016 through March 28, 2016, the Partnership had subscriptions of $1,651,028 and redemptions of $604,202. Management has determined there are no additional matters requiring disclosure.