Form 10-Q
period 2016-03-31
Altegris QIM Futures Fund, L.P.
filed 2016-05-13
CIK 1469317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [X]

PART I – FINANCIAL INFORMATION

ALTEGRIS QIM FUTURES FUND, L.P.

FINANCIAL STATEMENTS

MARCH 31, 2016

ALTEGRIS QIM FUTURES FUND, L.P.

____________

TABLE OF CONTENTS
____________

PAGES
Financial Statements
Statements of Financial Condition	1
Condensed Schedules of Investments	2 - 5
Statements of Income (Loss)	6
Statements of Changes in Partners’ Capital (Net Asset Value)	7
Notes to Financial Statements	8 - 24

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2016 (Unaudited) and DECEMBER 31, 2015 (Audited)
_______________

	2016	2015
ASSETS
Equity in commodity broker account:
Cash	$3,998,911	$1,865,463
Restricted cash	4,057,620	2,359,911
Restricted foreign currency (cost - $3,251,555 and $2,767,713)	3,288,247	1,888,055
Unrealized gain on open commodity futures contracts	-	30,235

	11,344,778	6,143,664

Cash	8,963,510	10,250,155
Investment securities at fair value
(cost - $10,307,503 and $10,297,864)	10,308,571	10,297,508
Interest receivable	169	1,064

Total assets	$30,617,028	$26,692,391

Equity in commodity broker account:
Foreign currency due to broker (proceeds - $3,340,493 and $2,768,014)	$3,378,188	$1,888,260
Unrealized loss on open commodity futures contracts	203,414	-

	3,581,602	1,888,260

Subscriptions received in advance	453,114	329,557
Incentive fees payable	161,908	23,564
Redemptions payable	136,457	584,501
Audit fee payable	93,479	81,564
Service fees payable	35,020	31,459
Management fee payable	28,072	25,461
Brokerage commissions payable	18,008	5,645
Administrative fee payable	7,143	6,475
Other liabilities	43,067	45,620

Total liabilities	4,557,870	3,022,106

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	855	802
Limited Partners	26,058,303	23,669,483

Total partners' capital (Net Asset Value)	26,059,158	23,670,285

Total liabilities and partners' capital	$30,617,028	$26,692,391

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2016 (Unaudited)
_______________

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Fair Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$774,000	4/1/2016	Federal Farm Credit Bank Disc Note, 0.15%*	$774,000	2.97%
700,000	4/12/2016	Federal Home Loan Bank Disc Note, 0.19%*	699,955	2.69%
1,000,000	4/13/2016	Federal Home Loan Bank Disc Note, 0.19%*	999,930	3.84%
1,250,000	4/20/2016	Federal Home Loan Bank Disc Note, 0.20%*	1,249,861	4.80%
500,000	4/22/2016	Federal Home Loan Bank Disc Note, 0.20%*	499,938	1.92%
350,000	4/26/2016	Federal Home Loan Bank Disc Note, 0.20%*	349,949	1.34%
350,000	4/27/2016	Federal Home Loan Bank Disc Note, 0.20%*	349,947	1.34%
250,000	5/11/2016	Federal Home Loan Bank Disc Note, 0.25%*	249,928	0.96%
450,000	8/9/2016	Federal Home Loan Bank Disc Note, 0.40%*	449,350	1.72%
300,000	8/19/2016	Federal Home Loan Bank Disc Note, 0.40%*	299,533	1.15%
500,000	9/16/2016	Federal Home Loan Bank Disc Note, 0.42%*	498,833	1.91%
400,000	8/12/2016	Federal Home Loan Mort Corp Disc Note, 0.40%*	399,409	1.53%
500,000	9/23/2016	Federal Home Loan Mort Corp Disc Note, 0.42%*	498,979	1.92%
Total U.S. Government Agency Bonds and Notes (cost - $7,318,782)			7,319,612	28.09%

U.S. Treasury Obligations
$400,000	9/1/2016	United States Treasury Bill, 0.35%*	399,404	1.53%
Total United States Treasury Obligations (cost - $399,166)			399,404	1.53%

Corporate Notes
$300,000	4/12/2016	Apple Inc., 0.00%*	299,925	1.15%
300,000	4/15/2016	Banco del Estado de Chile, NY, 0.39%	300,000	1.15%
210,000	4/8/2016	DCAT LLC, 0.00%*	209,918	0.81%
300,000	4/8/2016	Gotham Funding Corp Disc Note, 0.00%*	299,888	1.15%
300,000	4/8/2016	Norinchukin Bank Disc Note, 0.40%	300,000	1.15%
300,000	4/24/2016	Sumitomo Mutsui Trust & Banking Co, 0.40%	300,000	1.15%
300,000	4/24/2016	Sumitomo Mutsui Trust & Banking Co (USA), 0.40%	300,000	1.15%
280,000	4/18/2016	Toyota Motor Credit Corp Disc Note, 0.00%*	279,933	1.08%
300,000	4/8/2016	Working Capital Management Co LP Disc Note, 0.00%*	299,891	1.15%
Total Corporate Notes (cost - $2,589,555)			2,589,555	9.94%

Total Investment Securities (cost - $10,307,503)			$10,308,571	39.56%

*	The rate reported is the effective yield at time of purchase.

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
MARCH 31, 2016 (Unaudited)
_______________

	Range of Expiration Dates	Number of Contracts	Fair Value	% of Partners' Capital

Long Futures Contracts:
Currencies	Jun 16	62	$47,703	0.18%
Energy	Apr 16	1	578	0.00%
Interest Rates	Jun 16	2	2,993	0.01%
Metals	May 16 - Jun 16	47	48,668	0.19%

Total Long Futures Contracts		112	99,942	0.38%

Short Futures Contracts:
Currencies	Jun 16	2	299	0.00%
Energy	Apr 16	18	20,926	0.08%
Interest Rates	Jun 16	107	(55,053)	(0.21)%
Stock Indices	Apr 16 - Jun 16	377	(253,497)	(0.97)%
Treasury Rates	Jun 16	56	(16,031)	(0.06)%

Total Short Futures Contracts		560	(303,356)	(1.16)%

Total Futures Contracts		672	$(203,414)	(0.78)%

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2015 (Audited)
_______________

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Fair Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$1,000,000	1/4/2016	Federal Farm Credit Bank Disc Note, 0.00%*	$999,998	4.22%
500,000	1/8/2016	Federal Home Loan Bank Disc Note, 0.08%*	499,991	2.11%
300,000	1/27/2016	Federal Home Loan Bank Disc Note, 0.13%*	299,971	1.27%
500,000	2/5/2016	Federal Home Loan Bank Disc Note, 0.23%*	499,889	2.11%
800,000	2/16/2016	Federal Home Loan Bank Disc Note, 0.23%*	799,761	3.38%
250,000	2/17/2016	Federal Home Loan Bank Disc Note, 0.23%*	249,924	1.05%
1,200,000	2/24/2016	Federal Home Loan Bank Disc Note, 0.24%*	1,199,575	5.07%
1,000,000	4/20/2016	Federal Home Loan Bank Disc Note, 0.34%*	998,960	4.22%
650,000	2/19/2016	Federal Home Loan Bank, 0.38%	650,005	2.75%
Total U.S. Government Agency Bonds and Notes (cost - $6,198,430)			6,198,074	26.18%

Corporate Notes
$300,000	1/13/2016	Apple Inc., 0.30%*	299,928	1.27%
300,000	1/22/2016	Banco del Estado de Chile, NY, 0.40%	300,000	1.27%
460,000	1/6/2016	Chevron Corp Disc Note, 0.26%*	459,898	1.94%
200,000	1/13/2016	DCAT LLC, 0.35%*	199,925	0.84%
420,000	1/12/2016	Exxon Mobile Corp Disc Note, 0.30%*	419,879	1.77%
450,000	1/4/2016	General Electric Co., 0.15%*	449,993	1.90%
200,000	1/14/2016	National Rural Utilities Cooperative Finance Corp, 0.29%*	199,945	0.84%
300,000	1/15/2016	Norinchukin Bank Disc Note, 0.39%	300,000	1.27%
310,000	1/27/2016	Sumitomo Mutsui Banking Co, 0.40%	310,000	1.31%
310,000	1/27/2016	Sumitomo Mutsui Trust & Banking Co, 0.41%	310,000	1.31%
300,000	1/8/2016	The Chiba Bank Ltd, 0.46%	300,000	1.27%
250,000	1/20/2016	The Walt Disney Co, 0.30%*	249,958	1.06%
300,000	1/14/2016	Working Capital Management Co LP Disc Note, 0.45%*	299,908	1.27%
Total Corporate Notes (cost - $4,099,434)			4,099,434	17.32%

Total Investment Securities (cost - $10,297,864)			$10,297,508	43.50%

*	The rate reported is the effective yield at time of purchase.

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2015 (Audited)
_______________

	Range of Expiration Dates	Number of Contracts	Fair Value	% of Partners' Capital

Long Futures Contracts:
Currencies	Mar 16	28	$1,645	0.01%
Energy	Feb 16	3	(1,460)	(0.01)%
Interest Rates	Mar 16	1	166	0.00%
Stock Indices	Jan 16 - Mar 16	34	5,476	0.02%

Total Long Futures Contracts		66	5,827	0.02%

Short Futures Contracts:
Currencies	Mar 16	13	8,662	0.04%
Energy	Feb 16	15	(49,884)	(0.21)%
Interest Rates	Mar 16	59	14,853	0.06%
Metals	Feb 16 - Mar 16	21	27,641	0.12%
Stock Indices	Jan 16 - Mar 16	187	25,420	0.11%
Treasury Rates	Mar 16	81	(2,284)	(0.01)%

Total Short Futures Contracts		376	24,408	0.11%

Total Futures Contracts		442	$30,235	0.13%

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (Unaudited)
_______________

	2016	2015
TRADING GAIN (LOSS)
Gain (loss) on trading of commodity futures
Realized	$2,221,400	$252,151
Change in unrealized	(233,649)	135,009
Brokerage Commissions	(96,217)	(142,541)

Gain (loss) from trading futures	1,891,534	244,619

Gain (loss) on trading of securities
Realized	2,110	3,028
Change in unrealized	1,424	5,165

Gain (loss) from trading securities	3,534	8,193

Gain (loss) on trading of foreign currency
Realized	(10,019)	1,428
Change in unrealized	(1,099)	(141)

Gain (loss) from trading foreign currency	(11,118)	1,287
Total trading gains (losses)	1,883,950	254,099

NET INVESTMENT INCOME (LOSS)
Income
Interest income	9,251	9,441

Expenses
Incentive fees	161,908	424
Service fees	85,319	105,070
Management fee	78,272	113,148
Professional fees	59,407	60,457
Administrative fee	19,908	27,639
Interest expense	7,708	33
Other expenses	11,838	35,998

Total expenses	424,360	342,769

Net investment loss	(415,109)	(333,328)

NET INCOME (LOSS)	$1,468,841	$(79,229)

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (Unaudited)
_______________

		Limited Partners

				Institutional	General
	Total	Class A	Class B	Interests	Partner

Balances at December 31, 2014	$40,347,727	$22,069,532	$13,349,109	$4,928,388	$698

Transfers	-	-	-	-	-

Capital additions	249,508	15,000	234,508	-	-

Capital withdrawals	(10,798,644)	(3,993,907)	(3,176,139)	(3,628,598)	-

From operations:
Net investment loss	(333,328)	(236,741)	(77,818)	(18,761)	(8)
Net realized gain (loss) from investments (net of brokerage commissions and fx)	114,066	64,135	34,029	15,900	2
Net change in unrealized gain (loss) from investments	140,033	77,176	45,230	17,625	2
Net income (loss)	(79,229)	(95,430)	1,441	14,764	(4)

Balances at March 31, 2015	$29,719,362	$17,995,195	$10,408,919	$1,314,554	$694

Balances at December 31, 2015	$23,670,285	$15,294,712	$6,924,210	$1,450,561	$802

Transfers	-	-	-	-	-

Capital additions	1,651,028	1,651,028	-	-	-

Capital withdrawals	(730,996)	(643,137)	(87,859)	-	-

From operations:
Net investment loss	(415,109)	(303,390)	(91,799)	(19,910)	(10)
Net realized gain (loss) from investments (net of brokerage commissions and fx)	2,117,274	1,383,432	606,179	127,593	70
Net change in unrealized gain (loss) from investments	(233,324)	(155,176)	(64,567)	(13,574)	(7)
Net income (loss)	1,468,841	924,866	449,813	94,109	53

Balances at March 31, 2016	$26,059,158	$17,227,469	$7,286,164	$1,544,670	$855

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

A.	General Description of the Partnership

Altegris QIM Futures Fund, L.P. (“Partnership”) was organized as a Delaware limited partnership in June 2009. The Partnership's general partner is Altegris Advisors, L.L.C. (“Advisors” or the "General Partner"). The Partnership speculatively trades commodity futures contracts, and may trade options on futures contracts, forward currency contracts and other commodity interests. The objective of the Partnership’s business is appreciation of its assets. It is subject to the regulations of the Commodity Futures Trading Commission (the “CFTC”), an agency of the United States (“U.S.”) government that regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges and futures commission merchants (brokers) through which the Partnership trades.

B.	Method of Reporting

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Therefore, the Partnership follows the accounting and reporting guidelines for investment companies. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of March 31, 2016 and December 31, 2015, and reported amounts of income and expenses for the three months ended March 31, 2016 and 2015, respectively. Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that the differences could be material.

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

The fair value of U.S. government agency bonds and notes is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs which include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government agency bonds and notes are categorized in Level I or Level 2 of the fair value hierarchy. As of March 31, 2016 and December 31, 2015, none of the Partnership’s holdings in U.S. government agency bonds and notes were fair valued using valuation models.

The fair value of U.S. treasury obligations is generally based on quoted prices in active markets. U.S. treasury obligations are categorized in Level 1 of the fair value hierarchy.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, notes, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of March 31, 2016 and December 31, 2015, none of the Partnership’s holdings in corporate notes were fair valued using valuation models.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C. Fair Value (continued)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

There were no changes in the Partnership’s valuation methodology during the period ended March 31, 2016 and the year ended December 31, 2015.

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of March 31, 2016 and December 31, 2015:

				Balance as of
March 31, 2016	Level 1	Level 2	Level 3	March 31, 2016

Assets

Futures contracts (1)	$224,086	$-	$-	$224,086
U.S. Government agency bonds and notes	7,319,612	-	-	7,319,612
Corporate notes	-	2,589,555	-	2,589,555
U.S. Treasury obligations	-	399,404	-	399,404

Total Assets	$7,543,698	$2,988,959	$-	$10,532,657

Liabilities

Futures contracts (1)	$(427,500)	$-	$-	$(427,500)

				Balance as of
December 31, 2015	Level 1	Level 2	Level 3	December 31, 2015

Assets

Futures contracts (1)	$114,980	$-	$-	$114,980
U.S. Government agency bonds and notes	6,198,074	-	-	6,198,074
Corporate notes	-	4,099,434	-	4,099,434

Total Assets	$6,313,054	$4,099,434	$-	$10,412,488

Liabilities

Futures contracts (1)	$(84,745)	$-	$-	$(84,745)

(1) See Note 7. "Financial Derivative Instruments" for the fair value in each type of contracts within this category.

For the three months ended March 31, 2016 and the year ended December 31, 2015, there were no transfers between Level 1 and Level 2 assets and liabilities. For the three months ended March 31, 2016 and the year ended December 31, 2015, there were no Level 3 securities.

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

J.P. Morgan Chase Bank, N.A. (the “Custodian”) is the Partnership’s custodian. SG Americas Securities, LLC (the “Clearing Broker”) is the Partnership’s commodity broker. A portion of the Partnership’s assets are held as initial margin or option premiums (in cash or Treasury securities) in the Partnership’s brokerage accounts at the Clearing Broker. The Partnership’s assets not deposited at the Clearing Broker are deposited with either the Custodian or held in bank cash accounts at Northern Trust Company (and used to pay Partnership operating expenses). For the Partnership’s cash deposited at the Custodian, the Partnership receives cash management services from J.P. Morgan Investment Management Inc. (“JPMIM”).

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

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at March 31, 2016 and December 31, 2015 are reflected within the Condensed Schedules of Investments.

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

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital. Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2016 or December 31, 2015. However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Partnership is subject to income tax examinations by major taxing authorities for all tax years since 2012.

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of March 31, 2016 and December 31, 2015 or for the three months ended March 31, 2016 and 2015.

J. Reclassifications

Certain amounts in the 2015 financial statements were reclassified to conform to the 2016 presentation.

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

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement. The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the three months ended March 31, 2016 and 2015.

NOTE 3 -RELATED PARTY TRANSACTIONS

A. General Partner Management Fee

The General Partner receives a monthly management fee from the Partnership equal to 0.104% (1.25% annually) for Class A and Class B, and 0.0625% (0.75% annually) for Institutional Interests of the Partnership's management fee net asset value. The General Partner may declare any Limited Partner a “Special Limited Partner” and the management fees or incentive fees charged to any such partner may be different than those charged to other Limited Partners. For the three months ended March 31, 2016 and 2015, there were no Special Limited Partners.

Total management fees earned by the General Partner for the three months ended March 31, 2016 and 2015 are shown on the Statements of Income (Loss) as Management Fee.

B. Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the three months ended March 31, 2016 and 2015, administrative fees for Class A Interests were $13,946 and $17,401, respectively, and administrative fees for Class B Interests were $5,962 and $10,238, respectively.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

C. Altegris Investments, L.L.C. and Altegris Clearing Solutions, L.L.C.

Altegris Investments, L.L.C. (“Altegris Investments”), an affiliate of the General Partner, is registered as a broker-dealer with the SEC and effective as of December 31, 2014, was converted from an Arkansas corporation (Altegris Investments, Inc.) to a Delaware limited liability company (Altegris Investments, L.L.C.). For the year ended December 31, 2015, Altegris Clearing Solutions, L.L.C. (Altegris Clearing Solutions), an affiliate of the General Partner and an introducing broker registered with the CFTC, was the Partnership’s introducing broker. On December 31, 2014, Altegris Futures was merged with and into Altegris Clearing Solutions and thereafter dissolved. Altegris Clearing Solutions was the surviving entity (Altegris Clearing Solutions is referred to as the “introducing broker” of the Partnership).

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

At March 31, 2016 and December 31, 2015, respectively, the Partnership had charges for brokerage-related services payable to Altegris Clearing Solutions of $14,294 and $2,993 and service fees payable to Altegris Investments of $5,197 and $5,155, respectively. The following tables show the fees paid to Altegris Investments and Altegris Clearing Solutions for the three months ended March 31, 2016 and 2015, respectively:

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Altegris Clearing Solutions - Brokerage Commission fees	$41,339	$67,517
Altegris Investments- Service fees	16,163	20,507
Total	$57,502	$88,024

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

NOTE 5 - SERVICE FEES

As compensation for the continuing services of the selling agents to the Class A Limited Partners, Class A Interests pay the selling agents an ongoing monthly payment of 0.166% (2% annually) of the net asset value of interests sold by the agents that are outstanding at month-end. As compensation for the continuing services of the selling agents to the Limited Partners holding Institutional Interests, the selling agents may elect the Institutional Interests to pay the selling agents an ongoing monthly payment of 0.0417% (0.50% annually) of the net asset value of Institutional Interests sold by the agents that are outstanding at month-end. However, there were none for the three months ended March 31, 2016 and 2015. For the three months ended March 31, 2016 and 2015, service fees for Class A Interests were $85,319 and $105,070, respectively.

NOTE 6 - BROKERAGE COMMISSIONS AND CHARGES

The Partnership is subject to monthly brokerage charges equal to the greater of: (A) actual commissions and expenses paid to the Clearing Broker by the Partnership; or (B) an amount equal to 0.125% of the management fee net asset value of all Limited Partners’ month-end capital account balances (1.50% annually) (the “Minimum Amount”). If actual commissions and expenses paid to the Clearing Broker in a month (in (A) above) are less than the Minimum Amount, the Partnership will pay to the Introducing Broker the difference as payment for brokerage-related services, including, but not limited to, monitoring trade, execution, clearing, custodial and distribution services provided to the Partnership. If actual commissions and expenses paid to the Clearing Broker in a month (in (A) above) are greater than the Minimum Amount, the Partnership pays only the amounts described in (A) above. The Partnership’s payments of brokerage commissions to the Clearing Broker for clearing trades on its behalf, and payments to the Introducing Broker for brokerage-related services, if any, are reflected in the Statements of Income (Loss) as Brokerage Commissions.

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

The following presents the fair value of derivative contracts as of March 31, 2016 and December 31, 2015. The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the derivative contracts qualify for net presentation in the Statements of Financial Condition.

March 31, 2016

	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Currencies	$48,002	$-	$48,002

Energy	21,505	-	21,505

Interest Rates	8,324	(60,384)	(52,060)

Metals	52,181	(3,513)	48,668

Stock Indices	94,074	(347,572)	(253,498)

Treasury Rates	-	(16,031)	(16,031)

	$224,086	$(427,500)	$(203,414)

December 31, 2015

	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Currencies	$14,059	$(3,752)	$10,307

Energy	-	(51,344)	(51,344)

Interest Rates	15,150	(130)	15,020

Metals	29,697	(2,056)	27,641

Stock Indices	52,912	(22,016)	30,896

Treasury Rates	3,162	(5,447)	(2,285)

	$114,980	$(84,745)	$30,235

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three months ended March 31, 2016 and 2015.

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading derivatives contracts.

Three Months Ended March 31, 2016

Type of		Change in
Futures Contracts	Realized	Unrealized

Currencies	$(67,711)	$37,695
		.
Energy	(134,986)	72,849

Interest Rates	631,344	(67,080)

Metals	(132,632)	21,027

Stock Indices	1,480,389	(284,394)

Treasury Rates	444,996	(13,746)

	$2,221,400	$(233,649)

For the three months ended March 31, 2016, the number of futures contracts closed was 5,717.

Three Months Ended March 31, 2015

Type of		Change in
Futures Contracts	Realized	Unrealized

Currencies	$(774,292)	$(283)
		.
Energy	297,241	38,764

Interest Rates	(22,319)	(31,566)

Metals	(124,562)	13,882

Stock Indices	539,429	(14,567)

Treasury Rates	336,654	128,779

	$252,151	$135,009

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

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets

				Gross Amounts Not Offset in the Statement of Financial Condition
As of March 31, 2016
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Commodity futures contracts	$224,086	$(224,086)	$-	$-	$-	$-

Offsetting the Financial Liabilities and Derivative Liabilities
				Gross Amounts Not Offset in the Statement of Financial Condition
As of March 31, 2016
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Commodity futures contracts	$(427,500)	$224,086	$(203,414)	$-	$203,414	$-

Offsetting the Financial Assets and Derivative Assets

				Gross Amounts Not Offset in the Statement of Financial Condition
As of December 31, 2015
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Commodity futures contracts	$114,980	$(84,745)	$30,235	$-	$-	$30,235

Offsetting the Financial Liabilities and Derivative Liabilities
				Gross Amounts Not Offset in the Statement of Financial Condition
As of December 31, 2015
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Commodity futures contracts	$(84,745)	$84,745	$-	$-	$-	$-

(1)	The Partnership posted additional collateral of $7,142,453 for 2016 & $4,247,966 for 2015, respectively, with the Clearing Broker. The Partnership may post collateral due to a variety of factors that may include, without limitation, initial margin or other requirements that are based on notional amounts which may exceed the fair value of the derivative contract.

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

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three months ended March 31, 2016 and 2015. This information has been derived from information presented in the financial statements.

	Three Months ended March 31, 2016
			Institutional
	Class A	Class B	Interest

Total return for Limited Partners (3)
Total return prior to incentive fees	6.63%	7.16%	7.38%
Incentive fees	(0.69%)	(0.63%)	(0.89%)
Total return after incentive fees	5.94%	6.53%	6.49%

Ratio to average net asset value
Expenses prior to incentive fees (2)	4.92%	2.81%	1.98%
Incentive fees (3)	0.63%	0.60%	0.85%

Total expenses	5.55%	3.41%	2.83%

Net investment loss (1) (2)	(4.77%)	(2.67%)	(1.84%)

	Three Months ended March 31, 2015
			Institutional
	Class A	Class B	Interest

Total return for Limited Partners (3)
Total return prior to incentive fees	(0.57%)	(0.07%)	0.14%
Incentive fees	0.00%	0.00%	0.00%
Total return after incentive fees	(0.57%)	(0.07%)	0.14%

Ratio to average net asset value
Expenses prior to incentive fees (2)	4.76%	2.72%	2.12%
Incentive fees (3)	0.00%	0.00%	0.00%

Total expenses	4.76%	2.72%	2.12%

Net investment loss (1) (2)	(4.66%)	(2.61%)	(2.00%)

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

NOTE 11 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were available to be issued, and concluded that no events subsequent to March 31, 2016 have occurred that would require recognition or disclosure, except as noted below.

From April 1, 2016 through May 13, 2016, the Partnership had subscriptions of $453,928. Management has determined there are no additional matters requiring disclosure.

PART I – FINANCIAL INFORMATION (continued)

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed. Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading. A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities. Through March 31, 2016 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Performance Summary

Three Months Ended March 31, 2016

During the first quarter of 2016, the Partnership achieved net realized and unrealized gains of $1,883,950 from its trading activities, net of brokerage commissions of $96,217. The Partnership accrued total expenses of $424,360, including $78,272 in management fees paid to the General Partner, $161,908 in incentive fees, and $144,726 in service and professional fees. The Partnership earned $9,251 in interest income during the first quarter of 2016. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the first quarter of 2016 is set forth below.

First Quarter 2016. The Partnership experienced net gains for the month of January 2016, with interest rates contributing most of the profits, followed by stock indices; whereas on the negative side, energies were the worst performing sector, followed by currency positions that also suffered declines in the period. The Partnership maintained short positions in U.S. & European stock indices and long positions in interest rates throughout January resulting in strong returns early in the month. The Partnership initially posted modest gains from short crude oil positions before reversing into substantial long positions thereafter. After a temporary rally, the price of crude oil resumed its downward trend, causing the long positions to sustain losses by month-end. The Bank of Japan announced a negative interest rate policy near month-end, with equity markets trading higher while the Yen dropped sharply – costing the Partnership a significant portion of the gains it had made earlier in the month. The Partnership enjoyed solid net positive performance for the month of February 2016, led by gains in stock indices, followed by positive returns in the interest rates, energies and currencies sectors. The only negative sector for the month was metals. Short positions in crude oil and stock indices benefitted from global growth early in the period. Upon reversing the shorts into longs mid-month, the Partnership’s positions in stock indices and crude oil profited due to positive economic data and rallying markets, followed by the Partnership reversing again to shorts allowing it to eke out marginal additional gains as equity markets remained choppy through month-end. A long position in Yen held throughout the month of February was responsible for most of the profits that month in the currencies sector. The Partnership’s losses in the metals sector for the period were attributed to a short Gold position as that market trended higher. The Partnership sustained a net loss for the month of March 2016, with stock indices being the worst-performing sector, and currencies, interest rates and energies each experiencing slightly negative returns. The only positive sector was metals for the period. Losses were sustained in short stock index positions and long interest rate positions were due to strong economic data coupled with dovish statements from the Federal Reserve leading to the perception that, despite improving economic conditions, a rate hike was unlikely in March. Short positions in currencies and energies added to losses as the U.S. Dollar surged and commodity prices moved higher throughout the period. The metals sector was the only bright spot in March, as the Partnership began the month short metals, then reversed mid-month into long positions, making back earlier losses and posting moderate gains as Gold rose on continued bullish sentiment.

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

(b) Not applicable.

(c) Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner. The Partnership may declare additional redemption dates upon notice to the Limited Partners. The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners. The following table summarizes the redemptions by Limited Partners during the first calendar quarter of 2016:

Month	Amount Redeemed
January 31, 2016	$379,622
February 29, 2016	$224,580
March 31, 2016	$126,793

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

Dated: May 13, 2016

ALTEGRIS QIM FUTURES FUND, L.P.

By:	ALTEGRIS ADVISORS, L.L.C.,
its general partner

/s/ Jack L. Rivkin
Jack L. Rivkin, Chief Executive Officer

/s/ Kenneth I. McGuire
Kenneth I. McGuire, Principal Financial Officer