Form 10-Q
period 2016-06-30
Altegris QIM Futures Fund, L.P.
filed 2016-08-15
CIK 1469317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

PART I – FINANCIAL INFORMATION

ALTEGRIS QIM FUTURES FUND, L.P.

FINANCIAL STATEMENTS

JUNE 30, 2016

ALTEGRIS QIM FUTURES FUND, L.P.
_____________

TABLE OF CONTENTS
_____________

PAGES
Financial Statements
Statements of Financial Condition	1
Condensed Schedules of Investments	2 - 5
Statements of Income (Loss)	6
Statements of Changes in Partners’ Capital (Net Asset Value)	7
Notes to Financial Statements	8 - 25

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2016 (Unaudited) and DECEMBER 31, 2015 (Audited)
_______________

	2016	2015
ASSETS
Equity in commodity broker account:
Cash	$4,178,131	$1,865,463
Restricted cash	1,637,478	2,359,911
Restricted foreign currency (cost - $2,177,829 and $2,767,713)	2,175,917	1,888,055
Unrealized gain on open commodity futures contracts	-	30,235

	7,991,526	6,143,664

Cash	12,595,453	10,250,155
Investment securities at fair value
(cost - $10,316,994 and $10,297,864)	10,318,361	10,297,508
Interest receivable	243	1,064

Total assets	$30,905,583	$26,692,391

LIABILITIES
Equity in commodity broker account:
Foreign currency due to broker (proceeds - $2,464,921 and $2,768,014)	$2,462,758	$1,888,260
Unrealized loss on open commodity futures contracts	150,281	-

	2,613,039	1,888,260

Incentive fees payable	166,631	23,564
Subscriptions received in advance	92,000	329,557
Audit fee payable	83,354	81,564
Redemptions payable	42,361	584,501
Service fees payable	37,621	31,459
Management fee payable	28,267	25,461
Brokerage commissions payable	18,934	5,645
Administrative fee payable	7,203	6,475
Other liabilities	48,973	45,620

Total liabilities	3,138,383	3,022,106

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	871	802
Limited Partners	27,766,329	23,669,483

Total partners' capital (Net Asset Value)	27,767,200	23,670,285

Total liabilities and partners' capital	$30,905,583	$26,692,391

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2016 (Unaudited)
_______________

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Fair Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$500,000	7/8/2016	Federal Home Loan Bank Disc Note, 0.15%*	$499,983	1.80%
600,000	7/29/2016	Federal Home Loan Bank Disc Note, 0.16%*	599,921	2.16%
450,000	8/9/2016	Federal Home Loan Bank Disc Note, 0.24%*	449,878	1.62%
300,000	8/19/2016	Federal Home Loan Bank Disc Note, 0.25%*	299,898	1.08%
500,000	9/16/2016	Federal Home Loan Bank Disc Note, 0.28%*	499,701	1.80%
500,000	10/12/2016	Federal Home Loan Bank Disc Note, 0.36%*	499,485	1.80%
300,000	10/21/2016	Federal Home Loan Bank Disc Note, 0.36%*	299,664	1.08%
500,000	11/9/2016	Federal Home Loan Bank Disc Note, 0.38%*	499,309	1.80%
1,022,000	7/1/2016	Federal Home Loan Mort Corp Disc Note, 0.00%*	1,022,000	3.68%
400,000	8/12/2016	Federal Home Loan Mort Corp Disc Note, 0.25%*	399,883	1.44%
500,000	9/23/2016	Federal Home Loan Mort Corp Disc Note, 0.28%*	499,674	1.80%
Total U.S. Government Agency Bonds and Notes (cost - $5,568,169)			5,569,396	20.06%

U.S. Treasury Obligations
$400,000	9/1/2016	United States Treasury Bill, 0.23%*	399,832	1.44%
Total United States Treasury Obligations (cost - $399,662)			399,832	1.44%

Corporate Notes
$300,000	7/22/2016	Apple Inc., 0.00%*	299,913	1.08%
200,000	7/15/2016	Banco del Estado de Chile, NY, 0.40%	200,000	0.72%
400,000	7/1/2016	Bridgestone Americas Inc., 0.00%*	399,996	1.44%
310,000	7/8/2016	CIBC World Markets Corp Disc Note, 0.00%*	309,900	1.12%
200,000	7/1/2016	The Chiba Bank Ltd., 0.50%	200,000	0.72%
200,000	7/1/2016	DCAT LLC, 0.00%*	199,890	0.72%
310,000	7/7/2016	Exxon Mobil Corp Disc Note, 0.00%*	309,904	1.11%
210,000	7/8/2016	National Rural Utilities Cooperative Finance Corp, 0.00%*	209,934	0.75%
300,000	7/8/2016	Norinchukin Bank Disc Note, 0.42%	300,000	1.08%
270,000	7/28/2016	The Shizouka Bank Ltd., 0.48%	270,000	0.97%
310,000	7/15/2016	Sumitomo Mutsui Trust & Banking Co, 0.41%	310,000	1.12%
410,000	7/8/2016	Toronto Dominion Holdings (U.S.A.) Inc. , 0.00%*	409,867	1.48%
310,000	7/6/2016	Victory Receivables Corp Disc Note, 0.00%*	309,951	1.12%
300,000	7/12/2016	Wal-Mart Stores Inc., 0.00%*	299,920	1.08%
320,000	7/29/2016	Working Capital Management Co LP Disc Note, 0.00%*	319,858	1.15%
Total Corporate Notes (cost - $4,349,163)			4,349,133	15.66%

Total Investment Securities (cost - $10,316,994)			$10,318,361	37.16%

*	The rate reported is the effective yield at time of purchase.

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
JUNE 30, 2016 (Unaudited)
_______________

	Range of Expiration Dates	Number of Contracts	Fair Value	% of Partners' Capital

Long Futures Contracts:
Currencies	Sept 16	3	$(1,881)	(0.01)%
Energy	Jul 16	11	(6,781)	(0.02)%
Interest Rates	Sept 16	22	9,544	0.03%
Metals	Aug 16 - Sept 16	6	1,437	0.01%
Stock Indices	Jul 16 - Sept 16	102	41,745	0.15%
Treasury Rates	Sept 16	52	19,233	0.07%

Total Long Futures Contracts		196	63,297	0.23%

Short Futures Contracts:
Currencies	Sept 16	26	3,150	0.01%
Energy	Jul 16	3	362	0.00%
Interest Rates	Sept 16	4	(5,828)	(0.02)%
Metals	Sept 16	2	(2,519)	(0.01)%
Stock Indices	Jul 16 - Sept 16	139	(208,488)	(0.75)%
Treasury Rates	Sept 16	3	(255)	0.00%

Total Short Futures Contracts		177	(213,578)	(0.77)%

Total Futures Contracts		373	$(150,281)	(0.54)%

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

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (Unaudited)
_______________

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
TRADING GAIN (LOSS)
Gain (loss) on trading of commodity futures
Realized	$935,848	$2,995,959	$3,157,248	$3,248,110
Change in unrealized	53,133	(59,383)	(180,516)	75,626
Brokerage Commissions	(101,351)	(109,009)	(197,568)	(251,550)

Gain (loss) from trading futures	887,630	2,827,567	2,779,164	3,072,186

Gain (loss) on trading of securities
Realized	2,855	1,241	4,965	4,269
Change in unrealized	299	431	1,723	5,596

Gain (loss) from trading securities	3,154	1,672	6,688	9,865

Gain (loss) on trading of foreign currency
Realized	(3,376)	(14,479)	(13,395)	(13,051)
Change in unrealized	1,254	(238)	155	(379)

Gain (loss) from trading foreign currency	(2,122)	(14,717)	(13,240)	(13,430)
Total trading gains (losses)	888,662	2,814,522	2,772,612	3,068,621

NET INVESTMENT INCOME (LOSS)
Income
Interest income	11,273	7,430	20,524	16,871

Expenses
Incentive fees	166,631	11,082	328,539	11,506
Service fees	90,748	89,878	176,067	194,948
Management fee	82,517	89,141	160,789	202,289
Professional fees	56,739	55,935	116,146	116,392
Administrative fee	21,015	22,861	40,923	50,500
Interest expense	14,750	16,164	22,458	16,197
Other expenses	22,730	43,296	34,568	79,294

Total expenses	455,130	328,357	879,490	671,126

Net investment loss	(443,857)	(320,927)	(858,966)	(654,255)

NET INCOME (LOSS)	$444,805	$2,493,595	$1,913,646	$2,414,366

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (Unaudited)
_______________

		Limited Partners

				Institutional	General
	Total	Class A	Class B	Interests	Partner

Balances at December 31, 2014	$40,347,727	$22,069,532	$13,349,109	$4,928,388	$698

Transfers	-	-	-	-	-

Capital additions	279,509	45,000	234,509	-	-

Capital withdrawals	(15,338,850)	(6,853,597)	(4,767,558	(3,717,695)	-

From operations:
Net investment loss	(654,255)	(464,562)	(162,347	(27,329)	(17)
Net realized gain (loss) from investments (net of brokerage commissions and foreign currency)	2,987,778	1,801,265	1,036,334	150,106	73
Net change in unrealized gain (loss) from investments	80,843	41,255	25,337	14,251	-
Net income (loss)	2,414,366	1,377,958	899,324	137,028	56

Balances at June 30, 2015	$27,702,752	$16,638,893	$9,715,384	$1,347,721	$754

Balances at December 31, 2015	$23,670,285	$15,294,712	$6,924,210	$1,450,561	$802

Transfers	-	-	-	-	-

Capital additions	3,208,142	3,090,142	118,000	-	-

Capital withdrawals	(1,024,873)	(827,156)	(197,717	-	-

From operations:
Net investment loss	(858,966)	(621,946)	(195,056	(41,941)	(23)
Net realized gain (loss) from investments (net of brokerage commissions and foreign currency)	2,951,250	1,945,985	829,979	175,189	97
Net change in unrealized gain (loss) from investments	(178,638)	(120,243)	(48,130	(10,260)	(5)
Net income (loss)	1,913,646	1,203,796	586,793	122,988	69

Balances at June 30, 2016	$27,767,200	$18,761,494	$7,431,286	$1,573,549	$871

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

B. Method of Reporting

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Therefore, the Partnership follows the accounting and reporting guidelines for investment companies. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of June 30, 2016 and December 31, 2015, and reported amounts of income and expenses for the three and six months ended June 30, 2016 and 2015, respectively. Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that the differences could be material.

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

The fair value of U.S. government agency bonds and notes is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs which include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government agency bonds and notes are categorized in Level I or Level 2 of the fair value hierarchy. As of June 30, 2016 and December 31, 2015, none of the Partnership’s holdings in U.S. government agency bonds and notes were fair valued using valuation models.

The fair value of U.S. treasury obligations is generally based on quoted prices in active markets. U.S. treasury obligations are categorized in Level 1 of the fair value hierarchy.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, notes, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of June 30, 2016 and December 31, 2015, none of the Partnership’s holdings in corporate notes were fair valued using valuation models.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C. Fair Value (continued)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

There were no changes in the Partnership’s valuation methodology during the six month period ended June 30, 2016 and the year ended December 31, 2015.

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of June 30, 2016 and December 31, 2015:

				Balance as of
June 30, 2016	Level 1	Level 2	Level 3	June 30, 2016

Assets

Futures contracts (1)	$75,913	$-	$-	$75,913
U.S. Government agency bonds and notes	5,569,396	-	-	5,569,396
Corporate notes	-	4,349,133	-	4,349,133
U.S. Treasury obligations	-	399,832	-	399,832

Total Assets	$5,645,309	$4,748,965	$-	$10,394,274

Liabilities

Futures contracts (1)	$(226,194)	$-	$-	$(226,194)

December 31, 2015	Level 1	Level 2	Level 3	Balance as of December 31, 2015

Assets

Futures contracts (1)	$114,980	$-	$-	$114,980
U.S. Government agency bonds and notes	6,198,074	-	-	6,198,074
Corporate notes	-	4,099,434	-	4,099,434

Total Assets	$6,313,054	$4,099,434	$-	$10,412,488

Liabilities

Futures contracts (1)	$(84,745)	$-	$-	$(84,745)

(1)	See Note 7. "Financial Derivative Instruments" for the fair value in each type of contracts within this category.

For the six month period ended June 30, 2016 and the year ended December 31, 2015, there were no transfers between Level 1 and Level 2 assets and liabilities. For the six month period ended June 30, 2016 and the year ended December 31, 2015, there were no Level 3 securities.

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

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at June 30, 2016 and December 31, 2015 are reflected within the Condensed Schedules of Investments.

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

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital. Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2016 or December 31, 2015. However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Partnership is subject to income tax examinations by major taxing authorities for all tax years since 2012.

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of June 30, 2016 and December 31, 2015 or for the three and six months ended June 30, 2016 and 2015.

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

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement. The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the six months ended June 30, 2016 and 2015.

NOTE 3 - RELATED PARTY TRANSACTIONS

A. General Partner Management Fee

The General Partner receives a monthly management fee from the Partnership equal to 0.104% (1.25% annually) for Class A and Class B, and 0.0625% (0.75% annually) for Institutional Interests of the Partnership's management fee net asset value. The General Partner may declare any Limited Partner a “Special Limited Partner” and the management fees or incentive fees charged to any such partner may be different than those charged to other Limited Partners. For the three and six months ended June 30, 2016 and 2015, there were no Special Limited Partners.

Total management fees earned by the General Partner for the three and six months ended June 30, 2016 and 2015 are shown on the Statements of Income (Loss) as Management Fee.

B. Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the three and six months ended June 30, 2016, administrative fees for Class A Interests were $14,936 and $28,882, respectively, and administrative fees for Class B Interests were $6,079 and $12,041, respectively. For the three and six months ended June 30, 2015, administrative fees for Class A Interests were $14,504 and $31,906, respectively, and administrative fees for Class B Interests were $8,357 and $18,594, respectively.

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

At June 30, 2016 and December 31, 2015, respectively, the Partnership had charges for brokerage-related services payable to Altegris Clearing Solutions of $16,696 and $2,993 and service fees payable to Altegris Investments of $5,147 and $5,155, respectively. The following tables show the fees paid to Altegris Investments and Altegris Clearing Solutions for the three and six months ended June 30, 2016 and 2015, respectively:

	Three months ended	Six months ended	Three months ended	Six months ended
	June 30, 2016	June 30, 2016	June 30, 2015	June 30, 2015
Altegris Clearing Solutions - Brokerage Commission fees	$52,309	$93,648	$17,936	$85,453
Altegris Investments- Service fees	15,512	31,675	18,053	38,560
Total	$67,821	$125,323	$35,989	$124,013

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

NOTE 5 - SERVICE FEES

As compensation for the continuing services of the selling agents to the Class A Limited Partners, Class A Interests pay the selling agents an ongoing monthly payment of 0.166% (2% annually) of the net asset value of interests sold by the agents that are outstanding at month-end. As compensation for the continuing services of the selling agents to the Limited Partners holding Institutional Interests, the selling agents may elect the Institutional Interests to pay the selling agents an ongoing monthly payment of 0.0417% (0.50% annually) of the net asset value of Institutional Interests sold by the agents that are outstanding at month-end. However, there were none for the three and six months ended June 30, 2016 and 2015. For the three and six months ended June 30, 2016, service fees for Class A Interests were $90,748 and $176,067, respectively. For the three and six months ended June 30, 2015, service fees for Class A Interests were $89,878 and $194,948, respectively.

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

The following presents the fair value of derivative contracts as of June 30, 2016 and December 31, 2015. The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the derivative contracts qualify for net presentation in the Statements of Financial Condition.

June 30, 2016

	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Currencies	$3,150	$(1,881)	$1,269

Energy	362	(6,781)	(6,419)

Interest Rates	9,544	(5,828)	3,716

Metals	1,722	(2,804)	(1,082)

Stock Indices	41,745	(208,488)	(166,743)

Treasury Rates	19,390	(412)	18,978

	$75,913	$(226,194)	$(150,281)

December 31, 2015

	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Currencies	$14,059	$(3,752)	$10,307

Energy	-	(51,344)	(51,344)

Interest Rates	15,150	(130)	15,020

Metals	29,697	(2,056)	27,641

Stock Indices	52,912	(22,016)	30,896

Treasury Rates	3,162	(5,447)	(2,285)

	$114,980	$(84,745)	$30,235

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three months ended June 30, 2016 and 2015.

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading derivatives contracts.

Three Months Ended June 30, 2016

Type of		Change in
Futures Contracts	Realized	Unrealized

Currencies	$103,235	$(46,733)
		.
Energy	(58,473)	(27,923)

Interest Rates	(19,013)	55,776

Metals	259,505	(49,750)

Stock Indices	699,012	86,754

Treasury Rates	(48,418)	35,009

	$935,848	$53,133

For the three months ended June 30, 2016, the number of futures contracts closed was 5,592.

Six Months Ended June 30, 2016

Type of		Change in
Futures Contracts	Realized	Unrealized

Currencies	$35,524	$(9,038)
		.
Energy	(193,459)	44,926

Interest Rates	612,331	(11,304)

Metals	126,873	(28,723)

Stock Indices	2,179,401	(197,640)

Treasury Rates	396,578	21,263

	$3,157,248	$(180,516)

For the six months ended June 30, 2016, the number of futures contracts closed was 11,309.

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

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets

				Gross Amounts Not Offset in the Statement of Financial Condition
As of June 30, 2016
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Description

Commodity futures contracts	$75,913	$(75,913)	$-	$-	$-	$-

Offsetting the Financial Liabilities and Derivative Liabilities

				Gross Amounts Not Offset in the Statement of Financial Condition
As of June 30, 2016
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Description

Commodity futures contracts	$(226,194)	$75,913	$(150,281)	$-	$-	$(150,281)

				Gross Amounts Not Offset in the Statement of Financial Condition
As of December 31, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Description

Commodity futures contracts	$114,980	$(84,745)	$30,235	$-	$-	$30,235

Offsetting the Financial Liabilities and Derivative Liabilities

				Gross Amounts Not Offset in the Statement of Financial Condition
As of December 31, 2015
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Description

Commodity futures contracts	$(84,745)	$84,745	$-	$-	$-	$-

(1)	The Partnership posted additional collateral of $3,813,395 for 2016 & $4,247,966 for 2015, respectively, with the Clearing Broker.

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

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three and six months ended June 30, 2016 and 2015. This information has been derived from information presented in the financial statements.

	Three Months ended June 30, 2016
			Institutional
	Class A	Class B	Interest

Total return for Limited Partners (3)
Total return prior to incentive fees	2.08%	2.59%	2.80%
Incentive fees	(0.55%)	(0.71%)	(0.93%)
Total return after incentive fees	1.53%	1.88%	1.87%

Ratio to average net asset value
Expenses prior to incentive fees (2)	5.02%	2.97%	2.14%
Incentive fees (3)	0.56%	0.70%	0.92%

Total expenses	5.58%	3.67%	3.06%

Net investment loss (1) (2)	(7.27%)	(5.60%)	(5.66%)

	Six Months ended June 30, 2016
			Institutional
	Class A	Class B	Interest

Total return for Limited Partners (3)
Total return prior to incentive fees	8.83%	9.92%	10.36%
Incentive fees	(1.28%)	(1.39%)	(1.88%)
Total return after incentive fees	7.55%	8.53%	8.48%

Ratio to average net asset value
Expenses prior to incentive fees (2)	4.96%	2.89%	2.07%
Incentive fees (3)	1.19%	1.30%	1.77%

Total expenses	6.15%	4.19%	3.84%

Net investment loss (1) (2)	(7.19%)	(5.34%)	(5.45%)

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

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 11 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were available to be issued, and concluded that no events subsequent to June 30, 2016 have occurred that would require recognition or disclosure, except as noted below.

From July 1, 2016 through August 12, 2016, the Partnership had subscriptions of $266,160 and redemptions of $72,819. Management has determined there are no additional matters requiring disclosure.

PART I – FINANCIAL INFORMATION (continued)

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed. Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading. A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities. Through June 30, 2016 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Performance Summary

Three Months Ended June 30, 2016

During the second quarter of 2016, the Partnership achieved net realized and unrealized gains of $888,662 from its trading activities, net of brokerage commissions of $101,351. The Partnership accrued total expenses of $455,130, including $82,517 in management fees paid to the General Partner, $166,631 in incentive fees, and $147,487 in service and professional fees. The Partnership earned $11,273 in interest income during the second quarter of 2016. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the second quarter of 2016 is set forth below.

Second Quarter 2016. The Partnership was flat to slightly negative for the month of April 2016. Currencies were the most profitable sector, followed by stock indices and metals. Interest rates were the worst performing sector, followed by energies. The Partnership came into the month short all stock index contracts, making substantial profits in the first week of trading as equity markets traded lower. As the month wore on, equity markets recovered on the back of a marginally positive earnings season domestically and the lack of any significant negative headlines internationally. The Partnership maintained a net short position as markets trended higher, erasing earlier profits and going negative in the sector until equity markets began to falter late in the month on disappointing news from the Bank of Japan as to its leaving rates unchanged and failing to increase stimulus. This sent equity markets sharply lower and the Yen skyrocketed to new multi-year highs – resulting in gains for the Partnership. While bonds moved lower on equity strength, the possibility of a June rate hike from the FOMC limited the upside as equities sold off. The Partnership experienced profits in May 2016, with the most profitable sector being stock indices, followed by interest rates and currencies. Following a late April FOMC statement that lowered the likelihood for a June 2016 rate hike, concerns regarding the global economy were further heightened in the first week of May by weak Caixin PMI data in China and disappointing nonfarm payroll numbers in the United States. These events caused a flight to quality during early in the month. During this period, the Partnership traded the Euro-Bund, U.S. 30-Year Bond, Long Gilt, S&P and Hang Seng futures contracts to secure gains in the interest rates and stock indices sectors. As the month progressed, a shift in the Federal Reserve’s tone indicated a likely rate hike due to an improving economy, and coupled with substantial short covering and reports of a surge in U.S. new home sales, a strong rally in equity indices and commodities ensued (offset by a decline in global interest rate futures). The second half of May saw the Partnership benefitting from long positions in U.S. equity indices, while it suffered from short positions in European equity indices and long positions across U.S. Treasuries. The Partnership was up slightly for the month of June 2016, with the most profitable sector being stock indices, followed by interest rates. The only negative sector was currencies. Volatility across global financial markets was largely driven by expectations and reactions around the FOMC decision to hold on an interest rate hike5th and the U.K. referendum vote. With the uncertainty of an interest rate hike removed, attention became squarely focused on the outcome of Brexit vote. As resultant volatility ensued, Partnership benefitted from positions in the DJ Euro Stoxx 50, Dax, U.S. 30-Year Bond and Gold, and risk exposure leading up to the Brexit vote was reduced. The Partnership suffered losses during the days preceding the Brexit vote but recouped most of those losses as markets reacted sharply to the surprising decision by the U.K. to leave the European Union. Over the last three days of June 2016, the Partnership gave back profits in the stock indices sector as global equity markets rallied.

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

Six Months Ended June 30, 2016

During the six months ended June 30, 2016, the Partnership achieved net realized and unrealized gains of $2,772,612 from its trading activities, net of brokerage commissions of $197,568. The Partnership accrued total expenses of $879,490, including $160,789 in management fees paid to the General Partner, $328,539 in incentive fees, and $292,213 in service and professional fees. The Partnership earned $20,524 in interest income during the six months ended June 30, 2016. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the six months ended June 30, 2016 is set forth below.

Second Quarter 2016. The Partnership was flat to slightly negative for the month of April 2016. Currencies were the most profitable sector, followed by stock indices and metals. Interest rates were the worst performing sector, followed by energies. The Partnership came into the month short all stock index contracts, making substantial profits in the first week of trading as equity markets traded lower. As the month wore on, equity markets recovered on the back of a marginally positive earnings season domestically and the lack of any significant negative headlines internationally. The Partnership maintained a net short position as markets trended higher, erasing earlier profits and going negative in the sector until equity markets began to falter late in the month on disappointing news from the Bank of Japan as to its leaving rates unchanged and failing to increase stimulus. This sent equity markets sharply lower and the Yen skyrocketed to new multi-year highs – resulting in gains for the Partnership. While bonds moved lower on equity strength, the possibility of a June rate hike from the FOMC limited the upside as equities sold off. The Partnership experienced profits in May 2016, with the most profitable sector being stock indices, followed by interest rates and currencies. Following a late April FOMC statement that lowered the likelihood for a June 2016 rate hike, concerns regarding the global economy were further heightened in the first week of May by weak Caixin PMI data in China and disappointing nonfarm payroll numbers in the United States. These events caused a flight to quality during early in the month. During this period, the Partnership traded the Euro-Bund, U.S. 30-Year Bond, Long Gilt, S&P and Hang Seng futures contracts to secure gains in the interest rates and stock indices sectors. As the month progressed, a shift in the Federal Reserve’s tone indicated a likely rate hike due to an improving economy, and coupled with substantial short covering and reports of a surge in U.S. new home sales, a strong rally in equity indices and commodities ensued (offset by a decline in global interest rate futures). The second half of May saw the Partnership benefitting from long positions in U.S. equity indices, while it suffered from short positions in European equity indices and long positions across U.S. Treasuries. The Partnership was up slightly for the month of June 2016, with the most profitable sector being stock indices, followed by interest rates. The only negative sector was currencies. Volatility across global financial markets was largely driven by expectations and reactions around the FOMC decision to hold on an interest rate hike5th and the U.K. referendum vote. With the uncertainty of an interest rate hike removed, attention became squarely focused on the outcome of Brexit vote. As resultant volatility ensued, Partnership benefitted from positions in the DJ Euro Stoxx 50, Dax, U.S. 30-Year Bond and Gold, and risk exposure leading up to the Brexit vote was reduced. The Partnership suffered losses during the days preceding the Brexit vote but recouped most of those losses as markets reacted sharply to the surprising decision by the U.K. to leave the European Union. Over the last three days of June 2016, the Partnership gave back profits in the stock indices sector as global equity markets rallied.

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

(b) Not applicable.

(c) Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner. The Partnership may declare additional redemption dates upon notice to the Limited Partners. The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners. The following table summarizes the redemptions by Limited Partners during the second calendar quarter of 2016:

Month	Amount Redeemed
April 30, 2016	$228,113
May 31, 2016	$33,068
June 30, 2016	$32,697

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

Dated: August 12, 2016

ALTEGRIS QIM FUTURES FUND, L.P.

By:	ALTEGRIS ADVISORS, L.L.C.,
its general partner

/s/ Martin Beaulieu
Martin Beaulieu, Executive Chairman

/s/ Kenneth I. McGuire
Kenneth I. McGuire, Principal Financial Officer