Form 10-Q
period 2016-09-30
Altegris QIM Futures Fund, L.P.
filed 2016-11-14
CIK 1469317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

PART I – FINANCIAL INFORMATION

ALTEGRIS QIM FUTURES FUND, L.P.

FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

ALTEGRIS QIM FUTURES FUND, L.P.

TABLE OF CONTENTS

PAGES
Financial Statements
Statements of Financial Condition	1
Condensed Schedules of Investments	2 - 5
Statements of Income (Loss)	6
Statements of Changes in Partners’ Capital (Net Asset Value)	7
Notes to Financial Statements	8 - 25

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2016 (Unaudited) and DECEMBER 31, 2015 (Audited)

	2016	2015
ASSETS
Equity in commodity broker account:
Cash	$1,349,835	$1,865,463
Restricted cash	1,267,734	2,359,911
Restricted foreign currency (cost - $1,000,878 and $2,767,713)	1,002,697	1,888,055
Unrealized gain on open commodity futures contracts	271,311	30,235
	3,891,577	6,143,664
Cash	16,191,669	10,250,155
Investment securities at fair value (cost - $10,637,676 and $10,297,864)	10,638,675	10,297,508
Interest receivable	251	1,064
Total assets	$30,722,172	$26,692,391
LIABILITIES
Equity in commodity broker account:
Foreign currency due to broker (proceeds - $1,143,349 and $2,768,014)	$1,145,428	$1,888,260
Redemptions payable	340,548	584,501
Securities purchased payable	308,926	-
Incentive fees payable	259,182	23,564
Subscriptions received in advance	234,996	329,557
Audit fee payable	119,354	81,564
Service fees payable	38,682	31,459
Management fee payable	28,619	25,461
Brokerage commissions payable	18,674	5,645
Administrative fee payable	7,294	6,475
Other liabilities	46,593	45,620
Total liabilities	2,548,296	3,022,106
PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	884	802
Limited Partners	28,172,992	23,669,483
Total partners' capital (Net Asset Value)	28,173,876	23,670,285
Total liabilities and partners' capital	$30,722,172	$26,692,391

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2016 (Unaudited)

INVESTMENT SECURITIES

Face Value	Maturity Date	Description	Fair Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$500,000	10/5/2016	Federal Home Loan Bank Disc Note, 0.08%*	$499,995	1.77%
500,000	10/12/2016	Federal Home Loan Bank Disc Note, 0.14%*	499,976	1.77%
300,000	10/21/2016	Federal Home Loan Bank Disc Note, 0.16%*	299,972	1.07%
400,000	11/4/2016	Federal Home Loan Bank Disc Note, 0.20%*	399,922	1.42%
500,000	11/9/2016	Federal Home Loan Bank Disc Note, 0.20%*	499,887	1.77%
206,000	12/20/2016	Federal Home Loan Bank Disc Note, 0.25%*	205,884	0.73%
500,000	3/10/2017	Federal Home Loan Bank Disc Note, 0.38%*	499,144	1.77%
300,000	3/24/2017	Federal Home Loan Bank Disc Note, 0.38%*	299,441	1.06%
2,492,000	10/3/2016	Federal Home Loan Mort Corp Disc Note, 0.00%*	2,491,972	8.85%
200,000	12/22/2016	Federal Home Loan Mort Corp Disc Note, 0.25%*	199,884	0.71%
450,000	2/7/2017	Federal Home Loan Mort Corp Disc Note, 0.32%*	449,476	1.60%
Total U.S. Government Agency Bonds and Notes (cost - $6,344,554)			6,345,553	22.52%

Corporate Notes
$309,000	10/18/2016	American Honda Finance Corp Disc Note, 0.00%*	308,900	1.10%
309,000	10/24/2016	Apple Inc., 0.00%*	308,926	1.10%
300,000	10/14/2016	Banco del Estado de Chile, NY, 0.46%	300,000	1.06%
310,000	10/7/2016	CIBC World Markets Corp Disc Note, 0.00%*	309,897	1.10%
206,000	10/21/2016	The Chiba Bank Ltd., 0.54%	206,000	0.73%
206,000	10/5/2016	DCAT LLC, 0.00%*	205,916	0.73%
309,000	10/18/2016	Exxon Mobil Corp Disc Note, 0.00%*	308,944	1.10%
410,000	10/7/2016	GE Capital Treasury Services (U.S.) LLC, 0.00%*	409,879	1.45%
250,000	10/3/2016	Liberty Street Funding LLC, 0.00%*	249,996	0.89%
206,000	10/26/2016	National Rural Utilities Cooperative Finance Corp, 0.00%*	205,934	0.73%
310,000	10/6/2016	Sumitomo Mutsui Banking Corp Disc Note, 0.47%	310,000	1.10%
300,000	10/14/2016	Sumitomo Mutsui Trust Bank Ltd., 0.49%	300,000	1.06%
310,000	10/6/2016	Victory Receivables Corp Disc Note, 0.00%*	309,845	1.10%
309,000	11/10/2016	Wal-Mart Stores Inc., 0.00%*	308,907	1.10%
250,000	10/6/2016	Working Capital Management Co LP Disc Note, 0.00%*	249,978	0.89%
Total Corporate Notes (cost - $4,293,122)			4,293,122	15.24%
Total Investment Securities (cost - $10,637,676)			$10,638,675	37.76%

*	The rate reported is the effective yield at time of purchase.

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
SEPTEMBER 30, 2016 (Unaudited)

	Range of Expiration Dates	Number of Contracts	Fair Value	% of Partners' Capital

Long Futures Contracts:
Currencies	Dec 16	11	$(1,336)	0.00%
Interest Rates	Dec 16	199	82,775	0.29%
Metals	Dec 16	2	610	0.00%
Stock Indices	Oct 16 - Dec 16	291	159,984	0.57%
Treasury Rates	Dec 16	127	63,506	0.22%
Total Long Futures Contracts		630	305,539	1.08%

Short Futures Contracts:
Currencies	Dec 16	8	(4,271)	(0.02)%
Energy	Oct 16	25	(67,991)	(0.24)%
Metals	Dec 16	15	8,351	0.03%
Stock Indices	Oct 16 - Dec 16	52	29,683	0.11%
Total Short Futures Contracts		100	(34,228)	(0.12)%
Total Futures Contracts		730	$271,311	0.96%

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

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
TRADING GAIN (LOSS)
Gain (loss) on trading of commodity futures
Realized	$660,877	$1,388,698	$3,818,125	$4,636,808
Change in unrealized	421,592	277,397	241,076	353,023
Brokerage Commissions	(105,102)	(98,144)	(302,670)	(349,694)
Gain (loss) from trading futures	977,367	1,567,951	3,756,531	4,640,137
Gain (loss) on trading of securities
Realized	3,567	1,254	8,532	5,523
Change in unrealized	(368)	590	1,355	6,186
Gain (loss) from trading securities	3,199	1,844	9,887	11,709
Gain (loss) on trading of foreign currency
Realized	1,232	(12,527)	(12,163)	(25,578)
Change in unrealized	(511)	324	(356)	(55)
Gain (loss) from trading foreign currency	721	(12,203)	(12,519)	(25,633)
Total trading gains (losses)	981,287	1,557,592	3,753,899	4,626,213
NET INVESTMENT INCOME (LOSS)
Income
Interest income	11,155	5,802	31,679	22,673
Expenses
Incentive fees	259,182	33,346	587,721	44,852
Service fees	95,549	79,152	271,616	274,100
Management fee	85,615	80,105	246,404	282,394
Professional fees	51,470	54,014	167,616	170,406
Administrative fee	21,822	20,482	62,745	70,982
Interest expense	11,348	13,755	33,806	29,952
Other expenses	789	2,362	35,357	81,656
Total expenses	525,775	283,216	1,405,265	954,342
Net investment loss	(514,620)	(277,414)	(1,373,586)	(931,669)
NET INCOME (LOSS)	$466,667	$1,280,178	$2,380,313	$3,694,544

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 (Unaudited)

		Limited Partners

	Total	Class A	Class B	Institutional Interests	General Partner

Balances at December 31, 2014	$40,347,727	$22,069,532	$13,349,109	$4,928,388	$698
Transfers	-	-	-	-	-
Capital additions	435,329	200,820	234,509	-	-
Capital withdrawals	(19,384,302)	(8,956,923)	(6,709,684)	(3,717,695)	-
From operations:
Net investment loss	(931,669)	(664,576)	(231,122)	(35,945)	(26)
Net realized gain (loss) from investments (net of brokerage commissions and foreign currency)	4,267,059	2,573,408	1,473,177	220,362	112
Net change in unrealized gain (loss) from investments	359,154	207,388	122,809	28,949	8
Net income (loss)	3,694,544	2,116,220	1,364,864	213,366	94
Balances at September 30, 2015	$25,093,298	$15,429,649	$8,238,798	$1,424,059	$792
Balances at December 31, 2015	$23,670,285	$15,294,712	$6,924,210	$1,450,561	$802
Transfers	-	-	-	-	-
Capital additions	3,571,616	3,428,616	143,000	-	-
Capital withdrawals	(1,448,338)	(1,147,592)	(300,746)	-	-
From operations:
Net investment loss	(1,373,586)	(1,003,177)	(306,887)	(63,482)	(40)
Net realized gain (loss) from investments (net of brokerage commissions and foreign currency)	3,511,824	2,327,203	977,747	206,760	114
Net change in unrealized gain (loss) from investments	242,075	165,431	63,212	13,424	8
Net income (loss)	2,380,313	1,489,457	734,072	156,702	82
Balances at September 30, 2016	$28,173,876	$19,065,193	$7,500,536	$1,607,263	$884

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

B. Method of Reporting

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  Therefore, the Partnership follows the accounting and reporting guidelines for investment companies. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of September 30, 2016 and December 31, 2015, and reported amounts of income and expenses for the three and nine months ended September 30, 2016 and 2015, respectively.  Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that the differences could be material.

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

The fair value of U.S. government agency bonds and notes is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs which include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government agency bonds and notes are categorized in Level I or Level 2 of the fair value hierarchy. As of September 30, 2016 and December 31, 2015, none of the Partnership’s holdings in U.S. government agency bonds and notes were fair valued using valuation models.

The fair value of U.S. treasury obligations is generally based on quoted prices in active markets. U.S. treasury obligations are categorized in Level 1 of the fair value hierarchy.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, notes, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of September 30, 2016 and December 31, 2015, none of the Partnership’s holdings in corporate notes were fair valued using valuation models.

ALTEGRIS QIM FUTURES FUND, L.P.
 NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.  Fair Value (continued)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

There were no changes in the Partnership’s valuation methodology during the nine month period ended September 30, 2016 and the year ended December 31, 2015.

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of September 30, 2016 and December 31, 2015:

September 30, 2016	Level 1	Level 2	Level 3	Balance as of September 30, 2016

Assets
Futures contracts (1)	$361,857	$-	$-	$361,857
U.S. Government agency bonds and notes	6,345,553	-	-	6,345,553
Corporate notes	-	4,293,122	-	4,293,122

Total Assets	$6,707,410	$4,293,122	$-	$11,000,532

Liabilities

Futures contracts (1)	$(90,546)	$-	$-	$(90,546)

December 31, 2015	Level 1	Level 2	Level 3	Balance as of December 31, 2015

Assets
Futures contracts (1)	$114,980	$-	$-	$114,980
U.S. Government agency bonds and notes	6,198,074	-	-	6,198,074
Corporate notes	-	4,099,434	-	4,099,434

Total Assets	$6,313,054	$4,099,434	$-	$10,412,488

Liabilities

Futures contracts (1)	$(84,745)	$-	$-	$(84,745)

(1)	See Note 7. "Financial Derivative Instruments" for the fair value in each type of contracts within this category.

For the nine month period ended September 30, 2016 and the year ended December 31, 2015, there were no transfers between Level 1 and Level 2 assets and liabilities. For the nine month period ended September 30, 2016 and the year ended December 31, 2015, there were no Level 3 securities.

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

E. Futures Contracts

The Partnership engages in futures contracts as part of its investment strategy. Upon entering into a futures contract, the Partnership is required to deposit with the broker an amount of cash or cash equivalents equal to a certain percentage of the contract amount. This is known as the “initial margin.” Subsequent payments (“variation margin”) are made or received by the Partnership each day, depending on the daily fluctuations in the value of the contract, and are included in unrealized gain (loss)on futures  contracts. Due to broker amounts on the Statements of Financial Condition represent the amount of any short fall in the Partnership’s required cash margin. The Partnership recognizes a realized gain or loss when the contract is closed.

ALTEGRIS QIM FUTURES FUND, L.P.
 NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E. Futures Contracts (continued)

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at September 30, 2016 and December 31, 2015 are reflected within the Condensed Schedules of Investments.

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

ALTEGRIS QIM FUTURES FUND, L.P.
 NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

I.  Income Taxes (continued)

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority.  De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital. Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2016 or December 31, 2015.  However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Partnership is subject to income tax examinations by major taxing authorities for all tax years since 2012.

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of September 30, 2016 and December 31, 2015 or for the three and nine months ended September 30, 2016 and 2015.

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

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner.  A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement.  The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the nine months ended September 30, 2016 and 2015.

NOTE 3 - RELATED PARTY TRANSACTIONS

A.  General Partner Management Fee

The General Partner receives a monthly management fee from the Partnership equal to 0.104% (1.25% annually) for Class A and Class B, and 0.0625% (0.75% annually) for Institutional Interests of the Partnership's management fee net asset value. The General Partner may declare any Limited Partner a “Special Limited Partner” and the management fees or incentive fees charged to any such partner may be different than those charged to other Limited Partners. For the three and nine months ended September 30, 2016 and 2015, there were no Special Limited Partners.

Total management fees earned by the General Partner for the three and nine months ended September 30, 2016 and 2015 are shown on the Statements of Income (Loss) as Management Fee.

B.  Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the three and nine months ended September 30, 2016, administrative fees for Class A Interests were $15,713 and $44,595, respectively, and administrative fees for Class B Interests were $6,109 and $18,150, respectively.  For the three and nine months ended September 30, 2015, administrative fees for Class A Interests were $12,983 and $44,889, respectively, and administrative fees for Class B Interests were $7,499 and $26,093, respectively.

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

At September 30, 2016 and December 31, 2015, respectively, the Partnership had charges for brokerage-related services payable to Altegris Clearing Solutions of $14,294 and $2,993 and service fees payable to Altegris Investments of $5,256 and $5,155, respectively. The following tables show the fees paid to Altegris Investments and Altegris Clearing Solutions for the three and nine months ended September 30, 2016 and 2015, respectively:

	Three months ended September 30, 2016	Nine months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2015
Altegris Clearing Solutions - Brokerage Commission fees	$54,978	$148,626	$35,323	$120,776
Altegris Investments- Service fees	15,507	47,182	16,622	55,182
Total	$70,485	$195,808	$51,945	$175,958

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

NOTE 5 - SERVICE FEES

As compensation for the continuing services of the selling agents to the Class A Limited Partners, Class A Interests pay the selling agents an ongoing monthly payment of 0.166% (2% annually) of the net asset value of interests sold by the agents that are outstanding at month-end. As compensation for the continuing services of the selling agents to the Limited Partners holding Institutional Interests, the selling agents may elect the Institutional Interests to pay the selling agents an ongoing monthly payment of 0.0417% (0.50% annually) of the net asset value of Institutional Interests sold by the agents that are outstanding at month-end.  However, there were none for the three and nine months ended September 30, 2016 and 2015. For the three and nine months ended September 30, 2016, service fees for Class A Interests were $95,549 and $271,616, respectively. For the three and nine months ended September 30, 2015, service fees for Class A Interests were $79,152 and $274,100, respectively.

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

The following presents the fair value of derivative contracts as of September 30, 2016 and December 31, 2015.  The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position.  Fair value is presented on a gross basis in the table below even though the derivative contracts qualify for net presentation in the Statements of Financial Condition.

September 30, 2016

Type of Futures Contracts	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value

Currencies	$-	$(5,606)	$(5,606)
Energy	3,640	(71,631)	(67,991)
Interest Rates	95,321	(12,547)	82,774
Metals	8,961	-	8,961
Stock Indices	190,429	(762)	189,667
Treasury Rates	63,506	-	63,506
	$361,857	$(90,546)	$271,311

December 31, 2015

Type of Futures Contracts	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value

Currencies	$14,059	$(3,752)	$10,307
Energy	-	(51,344)	(51,344)
Interest Rates	15,150	(130)	15,020
Metals	29,697	(2,056)	27,641
Stock Indices	52,912	(22,016)	30,896
Treasury Rates	3,162	(5,447)	(2,285)
	$114,980	$(84,745)	$30,235

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three and nine months ended September 30, 2016 and 2015.

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss)for gain (loss) on trading derivatives contracts.

Three Months Ended September 30, 2016

Type of Futures Contracts	Realized	Change in Unrealized

Currencies	$(184,991)	$(6,876)
Energy	(163,643)	(61,572)
Interest Rates	(189,983)	79,059
Metals	2,187	10,043
Stock Indices	1,375,639	356,410
Treasury Rates	(178,332)	44,528
	$660,877	$421,592

For the three months ended September 30, 2016, the number of futures contracts closed was 4,866.

Nine Months Ended September 30, 2016

Type of Futures Contracts	Realized	Change in Unrealized

Currencies	$(149,467)	$(15,914)
Energy	(357,102)	(16,646)
Interest Rates	422,348	67,755
Metals	129,060	(18,680)
Stock Indices	3,555,040	158,770
Treasury Rates	218,246	65,791
	$3,818,125	$241,076

For the nine months ended September 30, 2016, the number of futures contracts closed was 16,175.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Three Months Ended September 30, 2015

Type of Futures Contracts	Realized	Change in Unrealized

Currencies	$(146,218)	$16,790
Energy	294,246	20,066
Interest Rates	380,304	133,872
Metals	2,700	10,231
Stock Indices	1,295,064	(57,827)
Treasury Rates	(437,398)	154,265
	$1,388,698	$277,397

For the three months ended September 30, 2015, the number of futures contracts closed was 7,682.

Nine Months Ended September 30, 2015

Type of Futures Contracts	Realized	Change in Unrealized

Currencies	$292,738	$8,743
Energy	460,446	11,660
Interest Rates	1,436,542	92,729
Metals	(68,254)	13,336
Stock Indices	1,685,599	89,225
Treasury Rates	829,737	137,330
	$4,636,808	$353,023

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

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets

				Gross Amounts Not Offset in the Statement of Financial Condition
As of September 30, 2016
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount
Commodity futures contracts	$361,857	$(90,546)	$271,311	$-	$-	$271,311

Offsetting the Financial Liabilities and Derivative Liabilities

				Gross Amounts Not Offset in the Statement of Financial Condition
As of September 30, 2016
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount
Commodity futures contracts	$(90,546)	$90,546	$-	$-	$-	$-

				Gross Amounts Not Offset in the Statement of Financial Condition
As of December 31, 2015
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount
Commodity futures contracts	$114,980	$(84,745)	$30,235	$-	$-	$30,235

Offsetting the Financial Liabilities and Derivative Liabilities

				Gross Amounts Not Offset in the Statement of Financial Condition
As of December 31, 2015
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount
Commodity futures contracts	$(84,745)	$84,745	$-	$-	$-	$-

(1)	The Partnership posted additional collateral of $2,270,431 for 2016 & $4,247,966 for 2015, respectively, with the Clearing Broker.

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

ALTEGRIS QIM FUTURES FUND, L.P.
 NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three and nine months ended September 30, 2016 and 2015. This information has been derived from information presented in the financial statements.

	Three Months ended September 30, 2016
	Class A	Class B	Institutional Interest

Total return for Limited Partners (3)
Total return prior to incentive fees	2.42%	2.92%	3.13%
Incentive fees	(0.92%)	(0.93%)	(0.99%)
Total return after incentive fees	1.50%	1.99%	2.14%
Ratio to average net asset value
Expenses prior to incentive fees (2)	4.49%	2.47%	1.65%
Incentive fees (3)	0.92%	0.93%	0.99%
Total expenses	5.41%	3.40%	2.64%
Net investment loss (1) (2)	(4.34%)	(2.32%)	(1.49%)

	Nine Months ended September 30, 2016
	Class A	Class B	Institutional Interest

Total return for Limited Partners (3)
Total return prior to incentive fees	11.43%	13.09%	13.76%
Incentive fees	(2.27%)	(2.40%)	(2.96%)
Total return after incentive fees	9.16%	10.69%	10.80%
Ratio to average net asset value
Expenses prior to incentive fees (2)	4.81%	2.75%	1.93%
Incentive fees (3)	2.13%	2.23%	2.76%
Total expenses	6.94%	4.98%	4.69%
Net investment loss (1) (2)	(4.65%)	(2.59%)	(1.77%)

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 - FINANCIAL HIGHLIGHTS (CONTINUED)

	Three Months ended September 30, 2015
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

ALTEGRIS QIM FUTURES FUND, L.P.
 NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 11 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were available to be issued, and concluded that no events subsequent to September 30, 2016 have occurred that would require recognition or disclosure, except as noted below.

From October 1, 2016 through November 11, 2016, the Partnership had subscriptions of $233,996 and redemptions of $46,671. Management has determined there are no additional matters requiring disclosure.

PART I – FINANCIAL INFORMATION (continued)

Item 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed.  Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so.  Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading.  A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities.  Through September 30, 2016 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by Quantitative Investment Management LLC (the “Advisor”) on behalf of the Partnership.

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

Performance Summary

Three Months Ended September 30, 2016

During the third quarter of 2016, the Partnership achieved net realized and unrealized gains of $981,287 from its trading activities, net of brokerage commissions of $105,102.  The Partnership accrued total expenses of $525,775, including $85,615 in management fees paid to the General Partner, $259,182 in incentive fees, and $147,019 in service and professional fees.  The Partnership earned $11,155 in interest income during the third quarter of 2016.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the third quarter of 2016 is set forth below.

Third Quarter 2016.  The Partnership was mixed for the month of July 2016, ending the month flat to slightly negative.  The only profitable sector was stock indices. Interest rates were the worst performing sector, followed by energies. Returns initially had a strong start with long U.S. and short European stock index positions but lingering concerns over the impact of Brexit weighed on European indices, while U.S. indices outperformed on the back of a surprisingly strong nonfarm payroll number on July 8th.  Performance in stock indices remained strong throughout the month; however, losses in long interest rate positions offset much of these gains as bonds moved higher on the increased probability of rate hikes.  The Partnership remained net long stock indices but reversed into short interest rate futures in anticipation of an upcoming Federal Reserve meeting.. As expected, rates were left unchanged and, despite a hawkish tone from the Federal Reserve, stocks and bonds both traded higher with losses in interest rate futures offsetting gains in stock indices. Thereafter, focus shifted to the Bank of Japan meeting, which disappointed markets with a less accommodative monetary and fiscal policy than had been expected. The Yen surged higher and the Partnership’s short Yen position eroded much of the overall gains going into month end.  In August 2016, the Partnership experienced positive overall performance with the most profitable sector being interest rates, followed closely by stock indices. Metals were slightly positive, while the currency and energy sectors were both negative. The Partnership initially profited as with net long stock index and short interest rate positions, as the S&P and Nasdaq soared to record highs, and then reversed into short stock indices in the middle of the month as equity markets became increasingly choppy.  Despite a decidedly hawkish tone by the Federal Reserve at an August 2016 meeting, equity markets traded higher into month end, paring gains in the stock index sector. Losses in the currency sector early in the month were attributed to a short Yen position that declined when the Bank of Japan announced stimulus measures that did not include further monetary easing. By month end, the Partnership had reversed into long currency positions and suffered additional losses as the U.S. Dollar surged.  In September 2016, the Partnership experienced solid profits as the main driver of performance was stock indices, whereas the worst performing sector was currencies.  The Partnership came into the month short global equity indices and achieved mixed results through the first week of trading.  Between September 9th & 10th, signals in equity indices reversed as global stock markets sold off dramatically on the 9th and rallied back on the 10th. The Partnership earned significant profits on both sides of the trade, and returns remained long going into the September Federal Reserve, which spurred a two-day rally in U.S. equity markets. The Partnership then gave back a portion of gains as markets became increasingly choppy going into month end.  Currency losses accrued early in the month and were primarily attributable to short Euro positions as a hawkish European Central Bank meeting sent the currency sharply higher. The bulk of the losses in energies came in the last week of trading when short crude positions suffered on the news that OPEC had reached a preliminary agreement on the first production cuts in eight years.

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

Nine Months Ended September 30, 2016

During the nine months ended September 30, 2016, the Partnership achieved net realized and unrealized gains of $3,753,899 from its trading activities, net of brokerage commissions of $302,670.  The Partnership accrued total  expenses of $1,405,265, including $246,404 in management fees paid to the General Partner, $587,721 in incentive fees, and $439,232 in service and professional fees.  The Partnership earned $31,679 in interest income during the nine months ended September 30, 2016.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the nine months ended September 30, 2016 is set forth below.

Third Quarter 2016.  Third Quarter 2016.  The Partnership was mixed for the month of July 2016, ending the month flat to slightly negative.  The only profitable sector was stock indices. Interest rates were the worst performing sector, followed by energies. Returns initially had a strong start with long U.S. and short European stock index positions but lingering concerns over the impact of Brexit weighed on European indices, while U.S. indices outperformed on the back of a surprisingly strong nonfarm payroll number on July 8th.  Performance in stock indices remained strong throughout the month; however, losses in long interest rate positions offset much of these gains as bonds moved higher on the increased probability of rate hikes.  The Partnership remained net long stock indices but reversed into short interest rate futures in anticipation of an upcoming Federal Reserve meeting.. As expected, rates were left unchanged and, despite a hawkish tone from the Federal Reserve, stocks and bonds both traded higher with losses in interest rate futures offsetting gains in stock indices. Thereafter, focus shifted to the Bank of Japan meeting, which disappointed markets with a less accommodative monetary and fiscal policy than had been expected. The Yen surged higher and the Partnership’s short Yen position eroded much of the overall gains going into month end.  In August 2016, the Partnership experienced positive overall performance with the most profitable sector being interest rates, followed closely by stock indices. Metals were slightly positive, while the currency and energy sectors were both negative. The Partnership initially profited as with net long stock index and short interest rate positions, as the S&P and Nasdaq soared to record highs, and then reversed into short stock indices in the middle of the month as equity markets became increasingly choppy.  Despite a decidedly hawkish tone by the Federal Reserve at an August 2016 meeting, equity markets traded higher into month end, paring gains in the stock index sector. Losses in the currency sector early in the month were attributed to a short Yen position that declined when the Bank of Japan announced stimulus measures that did not include further monetary easing. By month end, the Partnership had reversed into long currency positions and suffered additional losses as the U.S. Dollar surged.  In September 2016, the Partnership experienced solid profits as the main driver of performance was stock indices, whereas the worst performing sector was currencies.  The Partnership came into the month short global equity indices and achieved mixed results through the first week of trading.  Between September 9th & 10th, signals in equity indices reversed as global stock markets sold off dramatically on the 9th and rallied back on the 10th. The Partnership earned significant profits on both sides of the trade, and returns remained long going into the September Federal Reserve, which spurred a two-day rally in U.S. equity markets. The Partnership then gave back a portion of gains as markets became increasingly choppy going into month end.  Currency losses accrued early in the month and were primarily attributable to short Euro positions as a hawkish European Central Bank meeting sent the currency sharply higher. The bulk of the losses in energies came in the last week of trading when short crude positions suffered on the news that OPEC had reached a preliminary agreement on the first production cuts in eight years.

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

Nine Months Ended September 30, 2016

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

(b) Not applicable.

(c) Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner.  The Partnership may declare additional redemption dates upon notice to the Limited Partners.  The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners.  The following table summarizes the redemptions by Limited Partners during the third calendar quarter of 2016:

Month	Amount Redeemed
July 31, 2016	$72,819
August 31, 2016	$19,900
September 30, 2016	$330,746

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

Dated: November 11, 2016

ALTEGRIS QIM FUTURES FUND, L.P.

By:	ALTEGRIS ADVISORS, L.L.C.,
its general partner

/s/ Martin Beaulieu
Martin Beaulieu, Executive Chairman

/s/ Kenneth I. McGuire
Kenneth I. McGuire, Principal Financial Officer