Form 10-K
period 2016-12-31
Altegris QIM Futures Fund, L.P.
filed 2017-03-31
CIK 1469317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2016
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

The General Partner is registered with the Commodity Futures Trading Commission (“CFTC”) as a Commodity Pool Operator (“CPO”) and Commodity Trading Advisor (“CTA”), and is a member of National Futures Association (“NFA”). Quantitative Investment Management, LLC, a Virginia limited liability company formed in May 2003, acts as the Partnership’s trading advisor (“QIM” or the “Advisor”). QIM became registered as a Commodity Trading Advisor (“CTA”) in 2004 and a CPO in 2005 and is a member of NFA.

Altegris Investments, L.L.C. (“Altegris”), an affiliate of the General Partner, serves as a selling agent of the Interests and acted as the Partnership’s introducing broker until January 1, 2011, when Altegris Futures L.L.C. (“Altegris Futures”) replaced Altegris as the Partnership’s introducing broker. On December 31, 2014, Altegris Futures merged with and into its affiliate, Altegris Clearing Solutions, L.L.C. Altegris Clearing Solutions, L.L.C. is registered with the CFTC as an Introducing Broker (“Clearing Solutions” or the “Introducing Broker”).

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

As of February 28, 2017, the aggregate net asset value of the Interests in the Partnership before redemptions was $31,382,372. The Partnership operates on a calendar fiscal year and has no subsidiaries.

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

SGAS paid, during 2016, to the Introducing Broker a portion of the brokerage commissions and transaction fees received from the Partnership as well as a portion of the interest income received on the Partnership’s assets. Monthly brokerage charges equal to the greater of (A) actual commissions of $9.75 per round-turn (higher for certain exchanges or commodities) multiplied by number of round-turn trades, which amount includes other transaction costs; or (B) an amount equal to 0.125% of the management fee net asset value of all Interest holders’ month-end capital account balances (1.50% annually). A round-turn is both the purchase, or sale, of a commodity interest contract and the subsequent offsetting sale, or purchase, of the contract. If actual monthly commissions and transaction costs in (A) above are less than the amount in (B) above, the Partnership will pay the difference to the Introducing Broker as payment for brokerage-related services. In any month when the amount in (A) is greater than the amount in (B) above, the Partnership pays only the amount described in (A) above.

The Partnership generally pays its operating expenses as they are incurred. A fixed administrative fee is charged to Class A and Class B Interests and paid to the General Partner equal to 0.0275% of the management fee net asset value of the month-end capital account balance of all such Class A and Class B Interests (0.333% per annum).

(d)	Regulation

The CFTC has delegated to NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers,” “swap dealers,” “major swap participants” and, in most cases, their respective associated persons, as well as “floor brokers” and “floor traders.” The Commodity Exchange Act requires commodity pool operators such as the General Partner, commodity trading advisors such as the Advisor and commodity brokers or FCMs such as SGAS and introducing brokers such as the Introducing Broker to be registered and to comply with various reporting and record keeping requirements. CFTC regulations also require FCMs and certain introducing brokers to maintain a minimum level of net capital. In addition, the CFTC and certain commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges. Similar position limits may in the future be put in place with respect to swaps that are exchange-traded or are economically equivalent to exchange-traded swaps or futures contracts. All accounts owned or managed by the Advisor will be combined for position limit purposes. The Advisor could be required to liquidate positions held for the Partnership in order to comply with such limits. Any such liquidation could result in substantial costs to the Partnership. In addition, many futures exchanges impose limits beyond which the price of a futures contract may not trade during the course of a trading day, and there is a potential for a futures contract to hit its daily price limit for several days in a row, making it impossible for the Advisor to liquidate a position and thereby experiencing a dramatic loss. Certain deliverable currency forward contracts are subject to limited regulation in the United States, including reporting and recordkeeping requirements.

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

ITEM 1A: RISK FACTORS

Not required.

ITEM 1B: UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2: PROPERTIES

The Partnership does not own or use any physical properties in the conduct of its business. Employees of the General Partner and its affiliates perform all administrative services for the Partnership from offices located at 1200 Prospect Street, Suite 400, La Jolla, CA 92037.

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

As of February 28, 2017 the Partnership had 426 holders of Interests.

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

The following table summarizes Limited Partner redemptions during the fourth calendar quarter of 2016:

Month Ended	Amount Redeemed

October 31, 2016	$46,671
November 30, 2016	31,531
December 31, 2016	207,726
Total	$285,928

ITEM 6: SELECTED FINANCIAL DATA

Not required.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to “Item 8. Financial Statements and Supplementary Data.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

(a)	Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed. Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading. A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities. Through December 31, 2016 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Performance Summary

2016

During 2016, the Partnership achieved net realized and unrealized gains of $5,596,747 from all trading; gains of $5,583,800 from trading of derivatives including brokerage commissions of $409,189. The Partnership accrued total expenses of $2,217,157, including $1,106,228 in incentive fees, $333,163 in management fees paid to the General Partner, and $581,718 in service and professional fees. The Partnership earned $46,173 in interest income during 2016. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for each quarter during 2016 is set forth below.

Fourth Quarter 2016. The Partnership was down for the month of October 2016. Underperformance was driven by stock indices, while the most profitable sector was currencies, followed by metals. Early in the month, long stock index and interest rate positions suffered as markets digested hawkish commentary from the Federal Reserve, a rising dollar and continued uncertainty surrounding the U.S. presidential election. The Partnership remained net long as stock indices recovered, only to sell off again in the last week of trading when the focus on the election intensified. Short positions in interest rate futures acquired mid-month did offset some of those losses as bonds traded to their lowest level in four months. The U.S. Dollar strengthened throughout the month, benefiting the Partnership’s short currency positions. The bulk of profits in the metals sector were attributed to a short position in gold, for which prices collapsed early in the month. The Partnership had overall positive returns for the month of November, 2016, with performance driven by stock indices, while metals were the worst performing sector, followed by energies. The Partnership began the month with significant long U.S. stock index positions. Initially, markets traded lower ahead of uncertainty about the U.S. presidential election, and post-election, stock markets sold off dramatically only to rebound and close higher by the end of the following trading day. The Partnership remained long while indices climbed higher through the end of the month. A long gold position acquired midmonth was the primary driver for losses in the metals sector with that market trading to nine-month lows on continued strength in the equity markets. In the energies sector, the Partnership sustained losses on short crude oil positions as markets moved higher on speculation that OPEC was nearing an agreement for production cuts. The Partnership was up for the month of December 2016. The most profitable sectors were stock indices, followed by interest rates. The only sector with negative performance was metals. Early in the month, long stock index positions suffered as equity prices traded lower on concerns that the postelection rally was overdone and questions about the trade policy of the incoming administration. However, the Partnership increased its long exposure to the sector and profited as markets reversed later in the month. Long interest rate positions were a steady drag on performance until mid-month, but after an interest rate announcement on December 15, 2016, interest rate futures crept higher for the remainder of the month, pushing the sector into profitable territory in the second half of the month. Strength in equity markets and trade policy concerns led to general weakness in prices for the metals sector. The Partnership held long positions in all metals contracts for the entire month, resulting in underperformance for the month..

Third Quarter 2016. The Partnership was mixed for the month of July 2016, ending the month flat to slightly negative. The only profitable sector was stock indices. Interest rates were the worst performing sector, followed by energies. Returns initially had a strong start with long U.S. and short European stock index positions but lingering concerns over the impact of Brexit weighed on European indices, while U.S. indices outperformed on the back of a surprisingly strong nonfarm payroll number on July 8th. Performance in stock indices remained strong throughout the month; however, losses in long interest rate positions offset much of these gains as bonds moved higher on the increased probability of rate hikes. The Partnership remained net long stock indices but reversed into short interest rate futures in anticipation of an upcoming Federal Reserve meeting. As expected, rates were left unchanged and, despite a hawkish tone from the Federal Reserve, stocks and bonds both traded higher with losses in interest rate futures offsetting gains in stock indices. Thereafter, focus shifted to the Bank of Japan meeting, which disappointed markets with a less accommodative monetary and fiscal policy than had been expected. The Yen surged higher and the Partnership’s short Yen position eroded much of the overall gains going into month end. In August 2016, the Partnership experienced positive overall performance with the most profitable sector being interest rates, followed closely by stock indices. Metals were slightly positive, while the currency and energy sectors were both negative. The Partnership initially profited as with net long stock index and short interest rate positions, as the S&P and Nasdaq soared to record highs, and then reversed into short stock indices in the middle of the month as equity markets became increasingly choppy. Despite a decidedly hawkish tone by the Federal Reserve at an August 2016 meeting, equity markets traded higher into month end, paring gains in the stock index sector. Losses in the currency sector early in the month were attributed to a short Yen position that declined when the Bank of Japan announced stimulus measures that did not include further monetary easing. By month end, the Partnership had reversed into long currency positions and suffered additional losses as the U.S. Dollar surged. In September 2016, the Partnership experienced solid profits as the main driver of performance was stock indices, whereas the worst performing sector was currencies. The Partnership came into the month short global equity indices and achieved mixed results through the first week of trading. Between September 9th & 10th, signals in equity indices reversed as global stock markets sold off dramatically on the 9th and rallied back on the 10th. The Partnership earned significant profits on both sides of the trade, and returns remained long going into the September Federal Reserve, which spurred a two-day rally in U.S. equity markets. The Partnership then gave back a portion of gains as markets became increasingly choppy going into month end. Currency losses accrued early in the month and were primarily attributable to short Euro positions as a hawkish European Central Bank meeting sent the currency sharply higher. The bulk of the losses in energies came in the last week of trading when short crude positions suffered on the news that OPEC had reached a preliminary agreement on the first production cuts in eight years.

Second Quarter 2016. The Partnership was flat to slightly negative for the month of April 2016. Currencies were the most profitable sector, followed by stock indices and metals. Interest rates were the worst performing sector, followed by energies. The Partnership came into the month short all stock index contracts, making substantial profits in the first week of trading as equity markets traded lower. As the month wore on, equity markets recovered on the back of a marginally positive earnings season domestically and the lack of any significant negative headlines internationally. The Partnership maintained a net short position as markets trended higher, erasing earlier profits and going negative in the sector until equity markets began to falter late in the month on disappointing news from the Bank of Japan as to its leaving rates unchanged and failing to increase stimulus. This sent equity markets sharply lower and the Yen skyrocketed to new multi-year highs – resulting in gains for the Partnership. While bonds moved lower on equity strength, the possibility of a June rate hike from the FOMC limited the upside as equities sold off. The Partnership experienced profits in May 2016, with the most profitable sector being stock indices, followed by interest rates and currencies. Following a late April FOMC statement that lowered the likelihood for a June 2016 rate hike, concerns regarding the global economy were further heightened in the first week of May by weak Caixin PMI data in China and disappointing nonfarm payroll numbers in the United States. These events caused a flight to quality during early in the month. During this period, the Partnership traded the Euro-Bund, U.S. 30-Year Bond, Long Gilt, S&P and Hang Seng futures contracts to secure gains in the interest rates and stock indices sectors. As the month progressed, a shift in the Federal Reserve’s tone indicated a likely rate hike due to an improving economy, and coupled with substantial short covering and reports of a surge in U.S. new home sales, a strong rally in equity indices and commodities ensued (offset by a decline in global interest rate futures). The second half of May saw the Partnership benefitting from long positions in U.S. equity indices, while it suffered from short positions in European equity indices and long positions across U.S. Treasuries. The Partnership was up slightly for the month of June 2016, with the most profitable sector being stock indices, followed by interest rates. The only negative sector was currencies. Volatility across global financial markets was largely driven by expectations and reactions around the FOMC decision to hold on an interest rate hike and the U.K. referendum vote. With the uncertainty of an interest rate hike removed, attention became squarely focused on the outcome of Brexit vote. As resultant volatility ensued, the Partnership benefitted from positions in the DJ Euro Stoxx 50, Dax, U.S. 30-Year Bond and Gold, and risk exposure leading up to the Brexit vote was reduced. The Partnership suffered losses during the days preceding the Brexit vote but recouped most of those losses as markets reacted sharply to the surprising decision by the U.K. to leave the European Union. Over the last three days of June 2016, the Partnership gave back profits in the stock indices sector as global equity markets rallied.

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

The General Partner believes that the Partnership’s most critical accounting estimates relate to the valuation of the Partnership’s assets. Futures and options on futures contracts are valued using the primary exchange’s closing price. U.S. government agency securities are generally valued based on quoted prices. Corporate notes are generally valued at fair value. Security transactions are recorded on the trade date. Realized gains and losses from security transactions are determined using the specific identification cost method. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2016. In making this assessment, Management used the criteria set forth in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2016, the Partnership’s internal control over financial reporting was effective.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in the Partnership’s internal control over financial reporting during the quarter and year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	Identification of Directors and Executive Officers

(i) The Partnership has no officers, directors, or employees. The Partnership’s affairs are managed by the General Partner (although it has delegated trading and investment authority to the Advisor and administrative duties to Altegris). The General Partner is indirectly owned by AqGen Liberty Holdings LLC (“AqGen”), an entity owned and controlled by (i) private equity funds managed by Aquiline Capital Partners LLC and its affiliates (“Aquiline”), and by Genstar Capital Management, LLC and its affiliates (“Genstar”), and (ii) certain senior management of the General Partner and its affiliates. Aquiline is a private equity firm located in New York, New York, and Genstar is a private equity firm located in San Francisco, California. The General Partner’s managers and executive officers are Martin Beaulieu, Matthew C. Osborne, and Kenneth I. McGuire.

Martin Beaulieu (born 1958) joined Altegris Advisors as its Executive Chairman in July 2016 and is responsible for firm strategy and the day-to-day management of the company. In March 2016, Mr. Beaulieu joined the Board of Directors of Altegris Advisors’ parent company. During the past five years, Mr. Beaulieu was a Managing Director, Co-Head of iShares U.S. ETFs, Head of iShares Wealth Management, and Head of the Leveraged Distribution Group, at BlackRock Investments (August 2012 through October 2015). Mr. Beaulieu served in several senior management roles for MFS Investment Management, a large mutual fund complex (September 1990 through July 2012). These roles included acting, at various times, as MFS’ Vice Chairman, its Head of Global Distribution, its President, and as a National Sales Manager. During his tenure at MFS, he also served as CEO of MFS/McLean Budden. He earned a BA degree from Santa Clara University in 1980.

Matthew C. Osborne (born 1964) was appointed Chief Investment Officer of the General Partner in January 2016. Mr. Osborne has served as a manager of the General Partner (or a director of the General Partner’s predecessor entity, APM) since July 2002. He has also served as a Vice President of APM (July 2002 to January 2011), an Executive Vice President of the General Partner (January 2011 to June 2015) and as Co-President of the General Partner (June 2015 to January 2016). Mr. Osborne has also been (1) an Executive Vice President, Chief Investment Officer and a director of Altegris (July 2002 to May 2010); (2) a manager (December 2008 to present), Executive Vice President (December 2008 to June 2015), Co-President (June 2015 to January 2016), and Chief Investment Officer of Clearing Solutions (January 2016 to present); (3) a manager (February 2010 to present), Executive Vice President (February 2010 to June 2015), Co-President (June 2015 to January 2016), and Chief Investment Officer (January 2016 to present) of Services; and (4) a manager and Executive Vice President of Altegris Holdings (October 2012 to present).

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

The Partnership has no officers or directors. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner, which has delegated discretionary authority over the Partnership’s trading to QIM. As of February 28, 2017, the General Partner’s general partner interest in the Partnership was valued at $948, which constituted approximately 0% of the Partnership’s total assets. The General Partner and the principals of the General Partner may purchase Interests. As of February 28, 2017, the following managers and executive officers of the General Partner owned Interests in the Partnership: None. The direct and indirect holding of Interests of each manager and executive officer and the total aggregate ownership of Interests is 0% of the Partnership’s total assets.

(c)	Changes in Control

None.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Partnership does not engage in any transactions with the General Partner or its affiliates other than in respect of the services and payment of fees therefor described above in Item 1.

The Partnership paid to the General Partner monthly management fees totaling $333,163 for the year ended December 31, 2016. The Partnership paid to the General Partner administrative fees totaling $7,485 for the year ended December 31, 2016.

The Partnership paid to Altegris monthly continuing compensation of $62,873 for the year ended December 31, 2016. Clearing Solutions, in its capacity as the Introducing Broker for the Partnership, received from the Partnership’s clearing broker the following compensation: a portion of the brokerage commissions paid by the Partnership to SGAS, and of the interest income earned on Partnership’s assets held at SGAS, equal to $161,227 for the year ended December 31, 2016. In addition, Clearing Solutions, in its capacity as Introducing Broker, receives from the Partnership, monthly brokerage charges as described in Item 11. For the year ended December 31, 2016 the Partnership paid monthly brokerage charges of $195,287.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth (a) the fees billed to the Partnership for professional audit services provided by Ernst & Young LLP, the Partnership’s independent registered public accountant, for the audit of the Partnership’s annual financial statements for the year ended December 31, 2015 and (b) the fees expected to be billed to the Partnership for professional audit services provided by Ernst & Young LLP for the audit of the Partnership’s annual financial statements for the year ended December 31, 2016.

FEE CATEGORY	2016	2015

Audit Fees	$24,600	$24,600
Audit-Related Fees	$31,800	$31,800
Tax Fees	$67,900	$66,595
All Other Fees	-	-

TOTAL FEES	$124,300	$122,995

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

Exhibits

The following documents (unless otherwise indicated) are filed herewith and made part of this registration statement.

Exhibit Designation	Description

* 3.1	Certificate of Formation of APM – QIM Futures Fund L.P.
** 4.1	Second Amended and Restated Agreement of Limited Partnership of Altegris QIM Futures Fund, L.P.
* 10.1	Agreement with Quantitative Investment Management, LLC
* 10.2	Selling Agency Agreement between APM – QIM Futures Fund L.P. and Altegris Investments Inc.
31.01	Rule 13a-14(a)/15d-14(a) Certifications
32.01	Section 1350 Certifications

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

Dated: March 30, 2017	Altegris QIM FUTURES FUND, L.P. By: ALTEGRIS ADVISORS, L.L.C.

	By:	/s/ Matthew C. Osborne
	Name:	Matthew C. Osborne
	Title:	Chief Investment Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant and in the capacities and on the date indicated.

Title with
Signature	General Partner	Date

/s/ Martin Beaulieu	Executive Chairman, Manager	March 30, 2017
Martin Beaulieu	(Principal Executive Officer)

/s/ Matthew C. Osborne	Chief Investment Officer, Manager	March 30, 2017
Matthew C. Osborne

/s/ Kenneth I. McGuire	President, Chief Operating Officer, Manager	March 30, 2017
Kenneth I. McGuire	(Principal Financial Officer)

(Being the principal executive officer, the principal financial officer and principal accounting officer, and a majority of the managers of Altegris Advisors, L.L.C.)

ALTEGRIS QIM FUTURES FUND, L.P.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

ALTEGRIS QIM FUTURES FUND, L.P.

TABLE OF CONTENTS

PAGES
Affirmation of the Commodity Pool Operator	1
Report of Independent Registered Public Accounting Firm	2
Financial Statements
Statements of Financial Condition	3
Condensed Schedules of Investments	4 - 7
Statements of Income (Loss)	8
Statements of Changes in Partners’ Capital (Net Asset Value)	9
Notes to Financial Statements	10 – 26

ALTEGRIS QIM FUTURES FUND, L.P.
AFFIRMATION OF THE COMMODITY POOL OPERATOR

To the Partners of
Altegris QIM Futures Fund, L.P.

To the best of the knowledge and belief of the undersigned, the information contained in this Annual Report for the years ended December 31, 2016, 2015 and 2014 is accurate and complete.

By:	/s/ Kenneth I. McGuire
Altegris Advisors, L.L.C.
Commodity Pool Operator for
Altegris QIM Futures Fund, L.P.
By: Kenneth I. McGuire, Chief Operating Officer

Ernst & Young LLP One Commerce Square Suite 700 2005 Market Street Philadelphia, PA 19103	Tel: +1 215 448 5000 Fax: +1 215 448 5500 ey.com

Report of Independent Registered Public Accounting Firm

The General Partner and Limited Partners of Altegris QIM Futures Fund, L.P.

We have audited the accompanying statements of financial condition of Altegris QIM Futures Fund, L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2016 and 2015, and the related statements of income (loss), the statements of changes in partners’ capital (net asset value) and the financial highlights for each of the three years in the period then ended. These financial statements and financial highlights are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2016, by correspondence with the custodian and brokers. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Altegris QIM Futures Fund, L.P. at December 31, 2016 and 2015, and the results of its operations, the changes in its partners’ capital and the financial highlights for each of the three years in the period then ended in conformity with U.S. generally accepted accounting principles.

March 30, 2017

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2016 and DECEMBER 31, 2015

	2016	2015
ASSETS
Equity in commodity broker account:
Cash	$2,375,064	$-
Restricted cash	3,040,054	4,225,374
Net unrealized gain on open commodity futures contracts	152,270	30,235

	5,567,388	4,255,609

Cash	5,584,068	10,250,155
Investment securities at value
(cost - $19,477,698 and $10,297,864)	19,477,549	10,297,508
Interest receivable	500	1,064

Total assets	$30,629,505	$24,804,336

LIABILITIES
Equity in commodity broker account:
Foreign currency due to broker
(proceeds - $59,757 and $301)	$60,524	$205

Incentive fees payable	518,507	23,564
Redemptions payable	242,614	584,501
Subscriptions received in advance	117,000	329,557
Service fees payable	40,518	31,459
Management fee payable	29,369	25,461
Brokerage commissions payable	14,859	5,645
Administrative fee payable	7,485	6,475
Other liabilities	154,165	127,184

Total liabilities	1,185,041	1,134,051

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	914	802
Limited Partners	29,443,550	23,669,483

Total partners' capital (Net Asset Value)	29,444,464	23,670,285

Total liabilities and partners' capital	$30,629,505	$24,804,336

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2016

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$1,000,000	1/25/2017	Federal Home Loan Bank Disc Note, 0.33%*	$999,768	3.39%
1,000,000	2/1/2017	Federal Home Loan Bank Disc Note, 0.45%*	999,597	3.39%
500,000	2/14/2017	Federal Home Loan Bank Disc Note, 0.47%*	499,708	1.70%
250,000	2/15/2017	Federal Home Loan Bank Disc Note, 0.47%*	249,851	0.85%
500,000	3/10/2017	Federal Home Loan Bank Disc Note, 0.50%*	499,524	1.70%
300,000	3/24/2017	Federal Home Loan Bank Disc Note, 0.50%*	299,653	1.02%
500,000	5/3/2017	Federal Home Loan Bank Disc Note, 0.54%*	499,084	1.69%
6,733,000	1/3/2017	Federal Home Loan Mortgage Corp Disc Note, 0.00%*	6,732,832	22.87%
450,000	2/7/2017	Federal Home Loan Mortgage Corp Disc Note, 0.46%*	449,781	1.53%
Total U.S. Government Agency Bonds and Notes (cost - $11,229,947)			11,229,798	38.14%

Corporate Notes
$580,000	1/3/2017	Apple Inc., 0.55%	579,800	1.97%
550,000	1/6/2017	Banco del Estado de Chile, NY, 0.67%	550,000	1.87%
385,000	1/11/2017	DCAT LLC, 0.90%	384,772	1.30%
580,000	1/6/2017	Exxon Mobile Corp Disc Note, 0.48%	579,780	1.97%
800,000	1/3/2017	GE Capital Treasury Services (U.S.) LLC, 0.61%	799,947	2.71%
580,000	1/13/2017	MetLife Short Term Funding LLC, 0.59%	579,696	1.97%
385,000	1/13/2017	National Rural Utilities Cooperative Finance Corp, 0.50%	384,795	1.31%
580,000	1/4/2017	PACCAR Financial Corp Disc Note, 0.61%	579,743	1.97%
580,000	1/11/2017	Sumitomo Mutsui Trust Bank Ltd., 0.67%	580,000	1.97%
385,000	1/5/2017	The Chiba Bank Ltd., 0.71%	385,000	1.31%
500,000	1/3/2017	Thunder Bay Funding LLC, 0.00%	499,972	1.70%
800,000	1/3/2017	The Toronto-Dominion Bank Corp Disc Note, 0.57%	800,000	2.72%
580,000	1/19/2017	Victory Receivables Corp Disc Note, 0.74%	579,613	1.97%
580,000	1/11/2017	Wal-Mart Stores Inc., 0.57%	579,887	1.97%
385,000	1/17/2017	Working Capital Management Co LP Disc Note, 0.85%	384,746	1.30%
Total Corporate Notes (cost - $8,247,751)			8,247,751	28.01%

Total Investment Securities (cost - $19,477,698)			$19,477,549	66.15%

*	The rate reported is the effective yield at time of purchase.

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2016

	Range of Expiration Dates	Number of Contracts	Value	% of Partners' Capital

Long Futures Contracts:
Energy	Jan 17	47	$54,724	0.19%
Interest Rates	Mar 17	222	241,292	0.82%
Metals	Feb 17 - Mar 17	25	(522)	(0.00)%
Stock Indices	Jan 17 - Mar 17	524	(19,664)	(0.07)%

Total Long Futures Contracts		818	275,830	0.94%

Short Futures Contracts:
Currencies	Mar 17	34	(21,892)	(0.08)%
Interest Rates	Mar 17	51	(47,917)	(0.16)%
Stock Indices	Jan 17 - Mar 17	9	(15,872)	(0.05)%
Treasury Rates	Mar 17	114	(37,879)	(0.13)%

Total Short Futures Contracts		208	(123,560)	(0.42)%

Total Futures Contracts		1,026	$152,270	0.52%

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

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	2016	2015	2014
TRADING GAIN (LOSS)
Gain (loss) on trading of commodity futures
Net realized	$5,870,954	$5,681,349	$(6,647,539)
Net change in unrealized	122,035	61,821	(926,857)
Brokerage Commissions	(409,189)	(437,363)	(949,065)

Net gain (loss) from trading futures	5,583,800	5,305,807	(8,523,461)

Gain (loss) on trading of securities
Net realized	16,058	6,600	11,043
Net change in unrealized	207	5,281	(9,476)

Net gain (loss) from trading securities	16,265	11,881	1,567

Gain (loss) on trading of foreign currency
Net realized	(2,455)	(13,351)	10,879
Net change in unrealized	(863)	(7)	288

Net gain (loss) from trading foreign currency	(3,318)	(13,358)	11,167
Total trading gain (loss)	5,596,747	5,304,330	(8,510,727)

NET INVESTMENT INCOME (LOSS)
Income
Interest income	46,173	27,968	56,273

Expenses
Incentive fees	1,106,228	68,417	5,124
Service fees	369,560	352,938	635,536
Management fee	333,163	358,619	747,326
Professional fees	212,158	242,617	320,627
Administrative fee	84,855	90,388	180,043
Interest expense	40,328	21,042	826
Out of pocket fees	15,102	70,500	73,400
Other expenses	55,763	79,784	69,794

Total expenses	2,217,157	1,284,305	2,032,676

Net investment income (loss)	(2,170,984)	(1,256,337)	(1,976,403)

NET INCOME (LOSS)	$3,425,763	$4,047,993	$(10,487,130)

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

		Limited Partners

				Institutional	General
	Total	Class A	Class B	Interests	Partner

Balances at December 31, 2013	$82,855,113	$39,149,821	$29,758,386	$13,946,064	$842

Transfers	-	(91,271)	(3,310)	94,581	-

Capital additions	1,934,452	1,384,785	399,667	150,000	-

Capital withdrawals	(33,954,708)	(12,589,691)	(13,297,120)	(8,067,897)	-

From operations:
Net investment gain (loss)	(1,976,403)	(1,358,002)	(495,693)	(122,675)	(33)
Net realized gain (loss) from investments
(net of brokerage commissions)	(7,574,682)	(3,976,526)	(2,672,018)	(926,036)	(102)
Net change in unrealized gain (loss) from investments	(936,045)	(449,584)	(340,803)	(145,649)	(9)
Net income (loss)	(10,487,130)	(5,784,112)	(3,508,514)	(1,194,360)	(144)

Balances at December 31, 2014	$40,347,727	$22,069,532	$13,349,109	$4,928,388	$698

Balances at December 31, 2014	$40,347,727	$22,069,532	$13,349,109	$4,928,388	$698

Transfers	-	-	-	-	-

Capital additions	628,076	393,567	234,509	-	-

Capital withdrawals	(21,353,511)	(9,466,080)	(8,169,736)	(3,717,695)	-

From operations:
Net investment gain (loss)	(1,256,337)	(898,700)	(310,310)	(47,290)	(37)
Net realized gain (loss) from investments
(net of brokerage commissions)	5,237,235	3,173,196	1,788,619	275,278	142
Net change in unrealized gain (loss) from investments	67,095	23,197	32,019	11,880	(1)
Net income (loss)	4,047,993	2,297,693	1,510,328	239,868	104

Balances at December 31, 2015	$23,670,285	$15,294,712	$6,924,210	$1,450,561	$802

Balances at December 31, 2015	$23,670,285	$15,294,712	$6,924,210	$1,450,561	$802

Transfers	-	-	-	-	-

Capital additions	4,082,682	3,916,689	165,993	-	-

Capital withdrawals	(1,734,266)	(1,259,807)	(474,459)	-	-

From operations:
Net investment gain (loss)	(2,170,984)	(1,579,463)	(490,710)	(100,744)	(67)
Net realized gain (loss) from investments
(net of brokerage commissions)	5,475,368	3,666,412	1,491,321	317,460	175
Net change in unrealized gain (loss) from investments	121,379	82,946	31,732	6,697	4
Net income (loss)	3,425,763	2,169,895	1,032,343	223,413	112

Balances at December 31, 2016	$29,444,464	$20,121,489	$7,648,087	$1,673,974	$914

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

A.	General Description of the Partnership

Altegris QIM Futures Fund, L.P. (“Partnership”) was organized as a Delaware limited partnership in June 2009. The Partnership's general partner is Altegris Advisors, L.L.C. (the "General Partner"). The Partnership speculatively trades commodity futures contracts, and may trade options on futures contracts, forward currency contracts and other commodity interests. The objective of the Partnership’s business is appreciation of its assets. It is subject to the regulations of the Commodity Futures Trading Commission (the “CFTC”), an agency of the United States (“U.S.”) government that regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges and futures commission merchants (brokers) through which the Partnership trades.

B.	Method of Reporting

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Therefore, the Partnership follows the accounting and reporting guidelines for investment companies. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of December 31, 2016 and 2015, and reported amounts of income and expenses for the years ended December 31, 2016, 2015 and 2014, respectively. Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that the differences could be material.

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

The fair value of U.S. government agency bonds and notes is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government bonds are categorized in Levels 1 or 2 of the fair value hierarchy. As of December 31, 2016 and 2015, none of the Partnership’s holdings in U.S. government agency bonds and notes were fair valued using valuation models.

The fair value of U.S. treasury obligations is generally based on quoted prices. U.S. treasury obligations are categorized in Level 2 of the fair value hierarchy.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, notes, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of December 31, 2016 and 2015, none of the Partnership’s holdings in corporate notes were fair valued using valuation models.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

There were no changes in the Partnership’s valuation methodology during the years ended December 31, 2016 and 2015.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Fair Value (continued)

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of December 31, 2016 and December 31, 2015:

December 31, 2016	Level 1	Level 2	Level 3	Balance as of December 31, 2016

Assets

Futures contracts (1)	$390,796	$-	$-	$390,796
U.S. Government agency bonds and notes	-	11,229,798	-	11,229,798
Corporate notes	-	8,247,751	-	8,247,751

Total Assets	$390,796	$19,477,549	$-	$19,868,345

Liabilities

Futures contracts (1)	$(238,526)	$-	$-	$(238,526)

December 31, 2015	Level 1	Level 2	Level 3	Balance as of December 31, 2015

Assets

Futures contracts (1)	$114,980	$-	$-	$114,980
U.S. Government agency bonds and notes	6,198,074	-	-	6,198,074
Corporate notes	-	4,099,434	-	4,099,434

Total Assets	$6,313,054	$4,099,434	$-	$10,412,488

Liabilities

Futures contracts (1)	$(84,745)	$-	$-	$(84,745)

(1)	See Note 7. "Financial Derivative Instruments" for the fair value in each type of contracts within this category.

The Partnership’s policy is to recognize any transfers between Level 1 and Level 2 assets as of the Partnership’s fiscal year-end.

For the years ended December 31, 2016 and 2015, there were no transfers between Level 1 and Level 2 assets and liabilities. For the years ended December 31, 2016 and 2015, there were no Level 3 securities.

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

Net realized gains and losses from foreign currency related transactions represent gains and losses from sales of foreign currencies, sales and maturities of futures contracts in foreign markets, currency gains and losses realized between trade and settlement dates on securities transactions, and the difference between the amounts of interest and foreign withholding taxes recorded on the Partnership’s books and the U.S. Dollar equivalent of the amounts actually received or paid. Net unrealized gain (loss) on foreign currency denominated other assets and liabilities arise from changes in the value of assets, other than investments in securities, and liabilities at fiscal year end, resulting from changes in the exchange rates.

J.P. Morgan Chase Bank, N.A. (the “Custodian”) is the Partnership’s custodian. SG Americas Securities, LLC (the “Clearing Broker”) is the Partnership’s commodity broker. A portion of the Partnership’s assets are held as initial margin or option premiums (in cash or Treasury securities) in the Partnership’s brokerage accounts at the Clearing Broker. The Clearing Broker may convert the Partnership’s cash in U.S. dollar to foreign currency to facilitate the Partnership’s commodity trading activities. At times, the Partnership may carry foreign cash on loan with the Clearing Broker. Any net foreign currency on loan will be recognized in Foreign Currency Due to Broker on the Statements of Financial Condition. The Partnership’s Clearing Broker holds margin balances in a single currency, in which all margin requirements can be satisfied in U.S. dollars. Foreign currency balances can also be used to satisfy margin requirements. As of December 31, 2016 and December 31, 2015, the Partnership’s restricted cash balance on the Statements of Financial Condition of $3,040,054 and $4,225,374, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in US Dollars. The Partnership’s assets not deposited at the Clearing Broker are deposited with either the Custodian or held in bank cash accounts at Northern Trust Company (and used to pay Partnership operating expenses). For the Partnership’s cash deposited at the Custodian, the Partnership receives cash management services from J.P. Morgan Investment Management Inc. (“JPMIM”).

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

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at December 31, 2016 and 2015 are reflected within the Condensed Schedules of Investments.

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

Restricted cash is held as margin collateral deposits for futures transactions.

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

The Partnership is treated as a partnership for U.S. federal income tax purposes. As such, the partners are individually liable for their own distributable share of taxable income or loss. No provision has been made in the accompanying financial statements for U.S., federal, state, or local income taxes.

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital. Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2016 and 2015. However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Partnership is subject to income tax examinations by major taxing authorities for all tax years since 2013.

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of and the years ended December 31, 2016, 2015 and 2014.

J.	Reclassifications

Certain amounts in the 2015 were reclassified to conform to the 2016 presentation.

NOTE 2 - PARTNERS’ CAPITAL

A.	Capital Accounts and Allocation of Income and Loss

The Partnership accounts for subscriptions and redemptions on a per partner capital account basis.

The Partnership consists of the General Partner’s Interest, Class A Interests, Class B Interests and Institutional Interests (collectively referred to as “Interests”). Income or loss (prior to management fees, administrative fees, service fees and incentive fees) is allocated pro rata among the Limited Partners (each, a “Limited Partner” and collectively the “Limited Partners”) based on their respective capital accounts as of the end of each month in which the items accrue, pursuant to the terms of the Partnership’s agreement of limited partnership (the “Agreement”), as may be amended and restated from time to time. Class A Interests, Class B Interests and Institutional Interests are then charged with their applicable management fee, administrative fee, service fee and incentive fee in accordance with the Agreement.

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

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement. The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the years ended December 31, 2016, 2015 and 2014.

NOTE 3 - RELATED PARTY TRANSACTIONS

A.	General Partner Management Fee

The General Partner receives a monthly management fee from the Partnership equal to 0.104% (1.25% annually) for Class A and Class B, and 0.0625% (0.75% annually) for Institutional Interests of the Partnership's net asset value apportioned to each Partner’s capital account at the beginning of the month, before deduction of any accrued incentive fees related to the current quarter (the “management fee net asset value”). The General Partner may declare any Limited Partner a “Special Limited Partner” and the management fees or incentive fees charged to any such partner may be different than those charged to other Limited Partners. For the years ended December 31, 2016, 2015 and 2014, there were no Special Limited Partners.

Total Management Fees earned by the General Partner for the years ended December 31, 2016, 2015 and 2014 are shown on the Statements of Income (Loss).

B.	Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the years ended December 31, 2016, 2015 and 2014, administrative fees for Class A Interests were $60,546, $57,822 and $106,535, respectively, and administrative fees for Class B Interests were $24,309, $32,566 and $73,508, respectively.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

C.	Altegris Investments, L.L.C. and Altegris Clearing Solutions, L.L.C.

Altegris Investments, L.L.C. (“Altegris Investments”), an affiliate of the General Partner, is registered as a broker-dealer with the SEC and effective as of December 31, 2014, was converted from an Arkansas corporation (Altegris Investments, Inc.) to a Delaware limited liability company. For the year ended December 31, 2014, Altegris Futures, L.L.C. (“Altegris Futures”), an affiliate of the General Partner and an introducing broker registered with the CFTC, was the Partnership’s introducing broker. For the years ended December 31, 2016 and 2015, Altegris Clearing Solutions, L.L.C. (Altegris Clearing Solutions), an affiliate of the General Partner and an introducing broker registered with the CFTC, was the Partnership’s introducing broker. On December 31, 2014, Altegris Futures was merged with and into Altegris Clearing Solutions and thereafter dissolved. Altegris Clearing Solutions was the surviving entity (Altegris Futures and Altegris Clearing Solutions are referred to collectively as the “introducing broker” of the Partnership).

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

At December 31, 2016, 2015 and 2014, respectively, the Partnership had charges for brokerage-related services payable to Altegris Clearing Solutions of $8,703, $2,993 and $29,423 and service fees payable to Altegris Investments of $5,432, $5,155 and $7,777, respectively. The following tables show the fees paid to Altegris Investments and Altegris Clearing Solutions for the years ended December 31, 2016, 2015 and 2014, respectively:

	Year ended	Year ended	Year ended
	December 31, 2016	December 31, 2015	December 31, 2014
Altegris Clearing Solutions - Brokerage Commission fees	$195,287	$148,774	$-
Altegris Futures - Brokerage Commission fees	-	-	423,711
Altegris Investments- Service fees	62,873	70,965	126,047
Total	$258,160	$219,739	$549,758

The amounts above are included in Brokerage Commissions and Service Fees on the Statements of Income (Loss), respectively. The amounts shown on the Statements of Income (Loss) include fees paid to non-related parties.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 - ADVISORY CONTRACT

The Partnership’s trading activities are conducted pursuant to an advisory contract with Quantitative Investment Management, LLC (QIM) (“Advisor”). The Partnership pays the Advisor a quarterly incentive fee of 30% of the trading profits. However, the quarterly incentive fee is payable only on cumulative profits, calculated separately for each partner’s interest, achieved from commodity trading. The incentive fee is accrued on a monthly basis and paid quarterly. Incentive fees are reflected in the Statements of Income (Loss).

NOTE 5 - SERVICE FEES

As compensation for the continuing services of the selling agents to the Class A Limited Partners, Class A Interests pay the selling agents an ongoing monthly payment of 0.166% (2% annually) of the net asset value of interests sold by the agents that are outstanding at month-end. As compensation for the continuing services of the selling agents to the Limited Partners holding Institutional Interests, the selling agents may elect the Institutional Interests to pay the selling agents an ongoing monthly payment of 0.0417% (0.50% annually) of the net asset value of Institutional Interests sold by the agents that are outstanding at month-end. However, there were none for the years ended December 31, 2016, 2015 and 2014. For the years ended December 31, 2016, 2015 and 2014, service fees for Class A Interests were $369,560, $352,938 and $635,258, respectively, and service fees for Institutional Interests were $0, $0 and $278, respectively.

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

The following presents the fair value of derivative contracts as of December 31, 2016 and 2015. The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the derivative contracts qualify for net presentation in the Statements of Financial Condition.

December 31, 2016

	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Currencies	$1,929	$(23,821)	$(21,892)

Energy	54,724	-	54,724

Interest Rates	241,292	(47,917)	193,375

Metals	12,679	(13,201)	(522)

Stock Indices	80,172	(115,708)	(35,536)

Treasury Rates	-	(37,879)	(37,879)

	$390,796	$(238,526)	$152,270

December 31, 2015

	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Currencies	$14,059	$(3,752)	$10,307

Energy	-	(51,344)	(51,344)

Interest Rates	15,150	(130)	15,020

Metals	29,697	(2,056)	27,641

Stock Indices	52,912	(22,016)	30,896

Treasury Rates	3,162	(5,447)	(2,285)

	$114,980	$(84,745)	$30,235

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the years ended December 31, 2016, 2015 and 2014.

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading derivatives contracts.

Year Ended December 31, 2016

Type of		Change in
Futures Contracts	Realized	Unrealized

Currencies	$23,606	$(32,199)
		.
Energy	(544,703)	106,068

Interest Rates	799,159	178,356

Metals	56,472	(28,163)

Stock Indices	5,426,982	(66,432)

Treasury Rates	109,438	(35,595)

	$5,870,954	$122,035

For the year ended December 31, 2016, the number of futures contracts closed was 22,156. These closed contract amounts are representative of the Partnership’s volume of derivative activity during the year.

Year Ended December 31, 2015

Type of		Change in
Futures Contracts	Realized	Unrealized

Currencies	$748,092	$7,759

Energy	625,869	(48,024)

Interest Rates	1,091,198	28,707

Metals	4,887	27,641

Stock Indices	2,292,699	46,033

Treasury Rates	918,604	(295)

	$5,681,349	$61,821

For the year ended December 31, 2015, the number of futures contracts closed was 31,490. These closed contract amounts are representative of the Partnership’s volume of derivative activity during the year.

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

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets

				Gross Amounts Not Offset in the Statement of Financial Condition

As of December 31, 2016
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount
Commodity futures contracts	$390,796	$(238,526)	$152,270	$-	$-	$152,270

Offsetting the Financial Liabilities and Derivative Liabilities

				Gross Amounts Not Offset in the Statement of Financial Condition

As of December 31, 2016
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount
Commodity futures contracts	$(238,526)	$238,526	$-	$-	$-	$-

				Gross Amounts Not Offset in the Statement of Financial Condition

As of December 31, 2015
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount
Commodity futures contracts	$114,980	$(84,745)	$30,235	$-	$-	$30,235

Offsetting the Financial Liabilities and Derivative Liabilities

				Gross Amounts Not Offset in the Statement of Financial Condition

As of December 31, 2015
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount
Commodity futures contracts	$(84,745)	$84,745	$-	$-	$-	$-

(1)
The Partnership posted additional collateral of $3,040,054 and $4,225,374 for 2016 and 2015, respectively, with the Clearing Broker. The Partnership may post collateral due to a variety of factors that may include, without limitation, initial margin or other requirements that are based on notional amounts which may exceed the fair value of the derivative contract.

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

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the years ended December 31, 2016, 2015 and 2014. This information has been derived from information presented in the financial statements.

	Year ended December 31, 2016
			Institutional
	Class A	Class B	Interest

Total return for Limited Partners
Total return prior to incentive fees	17.21%	19.52%	20.44%
Incentive fees	(4.25%)	(4.40%)	(5.04%)
Total return after incentive fees	12.96%	15.12%	15.40%

Ratio to average net asset value
Expenses prior to incentive fees	4.81%	2.76%	1.93%
Incentive fees	4.02%	4.05%	4.66%

Total expenses	8.83%	6.81%	6.59%

Net investment loss (1)	(4.64%)	(2.59%)	(1.76%)

	Year ended December 31, 2015
			Institutional
	Class A	Class B	Interest

Total return for Limited Partners
Total return prior to incentive fees	14.94%	17.24%	18.20%
Incentive fees	(0.26%)	(0.33%)	(0.40%)
Total return after incentive fees	14.68%	16.91%	17.80%

Ratio to average net asset value
Expenses prior to incentive fees	4.87%	2.86%	1.85%
Incentive fees	0.20%	0.26%	0.21%

Total expenses	5.07%	3.12%	2.06%

Net investment loss (1)	(4.78%)	(2.76%)	(1.77%)

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

NOTE 11 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were available to be issued, and concluded that no events subsequent to December 31, 2016 have occurred that would require recognition or disclosure, except as noted below.

From January 1, 2017 through March 30, 2017, the Partnership had subscriptions of $1,734,032 and redemptions of $233,018. Management has determined there are no additional matters requiring disclosure.