Form 10-Q
period 2017-03-31
Altegris QIM Futures Fund, L.P.
filed 2017-05-15
CIK 1469317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

PART I – FINANCIAL INFORMATION

ALTEGRIS QIM FUTURES FUND, L.P.

FINANCIAL STATEMENTS

MARCH 31, 2017

ALTEGRIS QIM FUTURES FUND, L.P.

TABLE OF CONTENTS

PAGES
Financial Statements
Statements of Financial Condition	1
Condensed Schedules of Investments	2 - 5
Statements of Income (Loss)	6
Statements of Changes in Partners’ Capital (Net Asset Value)	7
Notes to Financial Statements	8 - 24

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2017 (Unaudited) and DECEMBER 31, 2016 (Audited)

	2017	2016
ASSETS
Equity in commodity broker account:
Cash	$1,409,275	$2,375,064
Restricted cash	2,980,445	3,040,054
Restricted foreign currency (cost - $266,582 and $0)	266,734	-
Net unrealized gain on open futures contracts	-	152,270
	4,656,454	5,567,388
Cash	5,796,231	5,584,068
Investment securities at fair value (cost - $23,219,772 and $19,477,698)	23,219,064	19,477,549
Interest receivable	1,139	500
Total assets	$33,672,888	$30,629,505

LIABILITIES
Equity in commodity broker account:
Foreign currency due to broker (proceeds - $0 and $59,757)	$-	$60,524
Net unrealized loss on open futures contracts	238,313	-
	238,313	60,524
Incentive fees payable	634,174	518,507
Redemptions payable	372,503	242,614
Subscriptions received in advance	251,000	117,000
Service fees payable	43,314	40,518
Management fee payable	32,809	29,369
Brokerage commissions payable	13,444	14,859
Administrative fee payable	8,216	7,485
Other liabilities	121,636	154,165
Total liabilities	1,715,409	1,185,041

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	954	914
Limited Partners	31,956,525	29,443,550
Total partners' capital (Net Asset Value)	31,957,479	29,444,464
Total liabilities and partners' capital	$33,672,888	$30,629,505

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2017 (Unaudited)

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Fair Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$500,000	4/5/2017	Federal Home Loan Bank Disc Note, 0.29%*	$499,981	1.56%
1,000,000	4/19/2017	Federal Home Loan Bank Disc Note, 0.58%*	999,693	3.13%
1,000,000	4/26/2017	Federal Home Loan Bank Disc Note, 0.61%*	999,559	3.13%
100,000	5/1/2017	Federal Home Loan Bank Disc Note, 0.66%*	99,943	0.31%
500,000	5/3/2017	Federal Home Loan Bank Disc Note, 0.67%*	499,696	1.56%
1,000,000	5/5/2017	Federal Home Loan Bank Disc Note, 0.67%*	999,351	3.13%
515,000	5/11/2017	Federal Home Loan Bank Disc Note, 0.68%*	514,603	1.61%
1,000,000	5/16/2017	Federal Home Loan Bank Disc Note, 0.68%*	999,128	3.13%
300,000	7/3/2017	Federal Home Loan Bank Disc Note, 0.76%*	299,408	0.94%
400,000	7/17/2017	Federal Home Loan Bank Disc Note, 0.76%*	399,090	1.25%
1,000,000	8/9/2017	Federal Home Loan Bank Disc Note, 0.77%*	997,191	3.12%
1,000,000	8/23/2017	Federal Home Loan Bank Disc Note, 0.78%*	996,884	3.12%
6,895,000	4/3/2017	Federal Home Loan Mortgage Corporation Disc Note, 0.00%*	6,894,732	21.57%
Total U.S. Government Agency Bonds and Notes (cost - $15,200,808)			15,199,259	47.56%

Corporate Notes
$696,000	4/27/2017	Apple Inc., 0.70%*	695,631	2.18%
696,000	4/5/2017	Banco del Estado de Chile, 0.75%	695,979	2.18%
696,000	4/21/2017	Bank of Montreal, 0.93%*	695,622	2.18%
928,000	4/12/2017	Colgate-Palmolive Company, 0.79%*	927,756	2.90%
232,000	4/10/2017	DCAT, LLC, 1.17%*	231,924	0.72%
464,000	4/3/2017	The Home Depot, Inc., 0.83%*	463,968	1.45%
696,000	4/7/2017	The Norinchukin Bank, 0.85%	695,992	2.18%
696,000	4/18/2017	PACCAR Financial Corp., 0.86%*	695,700	2.18%
696,000	4/5/2017	Sumitomo Mitsui Banking Corporation, 0.70%	695,984	2.18%
464,000	4/27/2017	Sumitomo Mitsui Trust Bank Ltd., 0.95%	464,010	1.45%
366,000	4/3/2017	Victory Receivables Corporation, 1.03%*	365,975	1.14%
696,000	4/21/2017	Victory Receivables Corporation, 1.10%*	695,553	2.18%
696,000	4/19/2017	Wal-Mart Stores Inc., 0.78%*	695,711	2.18%
Total Corporate Notes (cost - $8,018,964)			8,019,805	25.10%
Total Investment Securities (cost - $23,219,772)			$23,219,064	72.66%

*	The rate reported is the effective yield at time of purchase.

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
MARCH 31, 2017 (Unaudited)

	Range of Expiration Dates	Number of Contracts	Fair Value	% of Partners' Capital

Long Futures Contracts:
Currencies	Jun 17	33	$16,678	0.05%
Metals	May 17 - Jun 17	28	7,059	0.02%
Stock Indices	Apr 17 - Jun 17	389	112,411	0.35%
Treasury Rates	Jun 17	330	182,671	0.57%
Total Long Futures Contracts		780	318,819	0.99%

Short Futures Contracts:
Currencies	Jun 17	33	673	0.00%
Energy	Apr 17	56	(87,858)	(0.27)%
Interest Rates	Jun 17	341	(456,779)	(1.43)%
Stock Indices	Apr 17 - Jun 17	79	(13,168)	(0.04)%
Total Short Futures Contracts		509	(557,132)	(1.74)%
Total Futures Contracts		1,289	$(238,313)	(0.75)%

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2016 (Audited)

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

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2016 (Audited)

	Range of Expiration Dates	Number of Contracts	Fair Value	% of Partners' Capital

Long Futures Contracts:
Energy	Jan 17	47	$54,724	0.19%
Interest Rates	Mar 17	222	241,292	0.82%
Metals	Feb 17 - Mar 17	25	(522)	0.00%
Stock Indices	Jan 17 - Mar 17	524	(19,664)	(0.07)%
Total Long Futures Contracts		818	275,830	0.94%

Short Futures Contracts:
Currencies	Mar 17	34	(21,892)	(0.08)%
Interest Rates	Mar 17	51	(47,917)	(0.16)%
Stock Indices	Jan 17 - Mar 17	9	(15,872)	(0.05)%
Treasury Rates	Mar 17	114	(37,879)	(0.13)%
Total Short Futures Contracts		208	(123,560)	(0.42)%
Total Futures Contracts		1,026	$152,270	0.52%

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 (Unaudited)

	2017	2016
TRADING GAIN (LOSS)
Gain (loss) on trading of futures
Net realized	$2,742,953	$2,221,400
Net change in unrealized	(390,583)	(233,649)
Brokerage Commissions	(117,119)	(96,217)
Net gain (loss) from trading futures	2,235,251	1,891,534
Gain (loss) on trading of securities
Net realized	13,139	2,110
Net change in unrealized	(559)	1,424
Net gain (loss) from trading securities	12,580	3,534
Gain (loss) on trading of foreign currency
Net realized	(3,302)	(10,019)
Net change in unrealized	919	(1,099)
Net gain (loss) from trading foreign currency	(2,383)	(11,118)
Total trading gains (losses)	2,245,448	1,883,950
NET INVESTMENT INCOME (LOSS)
Income
Interest income	25,259	9,251
Expenses
Incentive fees	634,174	161,908
Service fees	106,926	85,319
Management fee	94,943	78,272
Professional fees	53,702	59,407
Administrative fee	24,013	19,908
Interest expense	4,518	7,708
Other expenses	11,668	11,838
Total expenses	929,944	424,360
Net investment income (loss)	(904,685)	(415,109)
NET INCOME (LOSS)	$1,340,763	$1,468,841

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 (Unaudited)

		Limited Partners

	Total	Class A	Class B	Institutional Interests	General Partner

Balances at December 31, 2015	$23,670,285	$15,294,712	$6,924,210	$1,450,561	$802
Capital additions	1,651,028	1,651,028	-	-	-
Capital withdrawals	(730,996)	(643,137)	(87,859)	-	-
From operations:
Net investment gain (loss)	(415,109)	(303,390)	(91,799)	(19,910)	(10)
Net realized gain (loss) from investments (net of brokerage commissions)	2,117,274	1,383,432	606,179	127,593	70
Net change in unrealized gain (loss) from investments	(233,324)	(155,176)	(64,567)	(13,574)	(7)
Net income (loss)	1,468,841	924,866	449,813	94,109	53
Balances at March 31, 2016	$26,059,158	$17,227,469	$7,286,164	$1,544,670	$855
Balances at December 31, 2016	$29,444,464	$20,121,489	$7,648,087	$1,673,974	$914
Capital additions	1,734,032	584,032	225,000	925,000	-
Capital withdrawals	(561,780)	(375,834)	(185,946)	-	-
From operations:
Net investment gain (loss)	(904,685)	(649,790)	(206,882)	(47,984)	(29)
Net realized gain (loss) from investments (net of brokerage commissions)	2,635,671	1,773,528	678,376	183,687	80
Net change in unrealized gain (loss) from investments	(390,223)	(249,744)	(98,208)	(42,260)	(11)
Net income (loss)	1,340,763	873,994	373,286	93,443	40
Balances at March 31, 2017	$31,957,479	$21,203,681	$8,060,427	$2,692,417	$954

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

B. Method of Reporting

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Therefore, the Partnership follows the accounting and reporting guidelines for investment companies. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of March 31, 2017 and December 31, 2016, and reported amounts of income and expenses for the three months ended March 31, 2017 and 2016, respectively. Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that the differences could be material.

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

The fair value of U.S. government agency bonds and notes is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government agency bonds are generally categorized in Levels 1 or 2 of the fair value hierarchy. As of March 31, 2017 and December 31, 2016, none of the Partnership’s holdings in U.S. government agency bonds and notes were fair valued using valuation models.

The fair value of U.S. treasury obligations is generally based on quoted prices. U.S. treasury obligations are categorized in Level 2 of the fair value hierarchy.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, notes, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of March 31, 2017 and December 31, 2016, none of the Partnership’s holdings in corporate notes were fair valued using valuation models.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

There were no changes in the Partnership’s valuation methodology during the period ended March 31, 2017 and the year ended December 31, 2016.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C. Fair Value (continued)

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of March 31, 2017 and December 31, 2016:

March 31, 2017	Level 1	Level 2	Level 3	Balance as of March 31, 2017

Assets

Futures contracts (1)	$396,706	$-	$-	$396,706
U.S. Government agency bonds and notes	-	15,199,259	-	15,199,259
Corporate notes	-	8,019,805	-	8,019,805

Total Assets	$396,706	$23,219,064	$-	$23,615,770

Liabilities

Futures contracts (1)	$(635,019)	$-	$-	$(635,019)

December 31, 2016	Level 1	Level 2	Level 3	Balance as of December 31, 2016

Assets

Futures contracts (1)	$390,796	$-	$-	$390,796
U.S. Government agency bonds and notes	-	11,229,798	-	11,229,798
Corporate notes	-	8,247,751	-	8,247,751

Total Assets	$390,796	$19,477,549	$-	$19,868,345

Liabilities

Futures contracts (1)	$(238,526)	$-	$-	$(238,526)

(1)	See Note 7. "Financial Derivative Instruments" for the fair value in each type of contracts within this category.

The Partnership’s policy is to recognize any transfers between Level 1 and Level 2 assets as of the Partnership’s fiscal year-end.

For the period ended March 31, 2017 and the year ended December 31, 2016, there were no transfers between Level 1 and Level 2 assets and liabilities. For the period ended March 31, 2017 and the year ended December 31, 2016, there were no Level 3 securities.

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

Net realized gains and losses from foreign currency related transactions represent gains and losses from sales of foreign currencies, sales and maturities of futures contracts in foreign markets, currency gains and losses realized between trade and settlement dates on securities transactions, and the difference between the amounts of interest and foreign withholding taxes recorded on the Partnership’s books and the U.S. Dollar equivalent of the amounts actually received or paid. Net unrealized gain (loss) on foreign currency denominated other assets and liabilities arise from changes in the value of assets, other than investments in securities, and liabilities at fiscal year-end, resulting from changes in the exchange rates.

J.P. Morgan Chase Bank, N.A. (the “Custodian”) is the Partnership’s custodian. SG Americas Securities, LLC (the “Clearing Broker”) is the Partnership’s commodity broker. A portion of the Partnership’s assets are held as initial margin or option premiums (in cash or Treasury securities) in the Partnership’s brokerage accounts at the Clearing Broker. The Clearing Broker may convert the Partnership’s cash in U.S. dollar to foreign currency to facilitate the Partnership’s commodity trading activities. At times, the Partnership may carry foreign cash on loan with the Clearing Broker. Any net foreign currency on loan will be recognized in Foreign Currency Due to Broker on the Statements of Financial Condition. The Partnership’s Clearing Broker holds margin balances in a single currency, in which all margin requirements can be satisfied in U.S. dollars. Foreign currency balances can also be used to satisfy margin requirements. As of March 31, 2017 and December 31, 2016, the Partnership’s restricted cash balance on the Statements of Financial Condition of $2,980,445 and $3,040,054, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in US Dollars. As of March 31, 2017 and December 31, 2016, the Partnership’s restricted foreign currency balance on the Statements of Financial Condition of $266,734 and $0, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in foreign currency. The Partnership’s assets not deposited at the Clearing Broker are deposited with either the Custodian or held in bank cash accounts at Northern Trust Company (and used to pay Partnership operating expenses). For the Partnership’s cash deposited at the Custodian, the Partnership receives cash management services from J.P. Morgan Investment Management Inc. (“JPMIM”).

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

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at March 31, 2017 and December 31, 2016 are reflected within the Condensed Schedules of Investments.

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

Both restricted cash and restricted foreign currency are held as margin collateral for futures transactions.

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

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital. Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2017 or December 31, 2016. However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Partnership is subject to income tax examinations by major taxing authorities for all tax years since 2013.

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2017 or 2016.

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

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement. The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the three months ended March 31, 2017 and 2016.

NOTE 3 - RELATED PARTY TRANSACTIONS

A. General Partner Management Fee

The General Partner receives a monthly management fee from the Partnership equal to 0.104% (1.25% annually) for Class A and Class B, and 0.0625% (0.75% annually) for Institutional Interests of the Partnership's net asset value apportioned to each Partner’s capital account at the beginning of the month, before deduction of any accrued incentive fees related to the current quarter (the “management fee net asset value”). The General Partner may declare any Limited Partner a “Special Limited Partner” and the management fees or incentive fees charged to any such partner may be different than those charged to other Limited Partners. For the three months ended March 31, 2017 and 2016, there were no Special Limited Partners.

Total Management Fees earned by the General Partner for the three months ended March 31, 2017 and 2016 are shown on the Statements of Income (Loss).

B. Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the three months ended March 31, 2017 and 2016, administrative fees for Class A Interests were $17,364 and $13,946, respectively, and administrative fees for Class B Interests were $6,649 and $5,962, respectively.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

C. Altegris Investments, L.L.C. and Altegris Clearing Solutions, L.L.C.

Altegris Investments, L.L.C. (“Altegris Investments”), an affiliate of the General Partner, is registered as a broker-dealer with the SEC and a Delaware limited liability company. Altegris Clearing Solutions, L.L.C. (Altegris Clearing Solutions), an affiliate of the General Partner and an introducing broker registered with the CFTC, is the Partnership’s introducing broker.

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

At March 31, 2017 and December 31, 2016, respectively, the Partnership had charges for brokerage-related services payable to Altegris Clearing Solutions of $5,710 and $8,703 and service fees payable to Altegris Investments of $5,760 and $5,432, respectively. The following tables show the fees paid to Altegris Investments and Altegris Clearing Solutions for the three months ended March 31, 2017 and 2016, respectively:

	Three months ended March 31, 2017	Three months ended March 31, 2016
Altegris Clearing Solutions - Brokerage Commission fees	$36,044	$41,339
Altegris Investments- Service fees	17,123	16,163
Total	$53,167	$57,502

The amounts above are included in Brokerage Commissions and Service Fees on the Statements of Income (Loss), respectively. The amounts shown on the Statements of Income (Loss) include fees paid to non-related parties.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 - ADVISORY CONTRACT

The Partnership’s trading activities are conducted pursuant to an advisory contract with Quantitative Investment Management, LLC (QIM) (“Advisor”). The Partnership pays the Advisor a quarterly incentive fee of 30% of the trading profits. However, the quarterly incentive fee is payable only on cumulative profits achieved from commodity trading (as defined in the Agreement), calculated separately for each partner’s interest. The incentive fee is accrued on a monthly basis and paid quarterly. Incentive fees are reflected in the Statements of Income (Loss).

NOTE 5 - SERVICE FEES

As compensation for the continuing services of the selling agents to the Class A Limited Partners, Class A Interests pay the selling agents an ongoing monthly payment of 0.166% (2% annually) of the net asset value of interests sold by the agents that are outstanding at month-end. As compensation for the continuing services of the selling agents to the Limited Partners holding Institutional Interests, the selling agents may elect the Institutional Interests to pay the selling agents an ongoing monthly payment of 0.0417% (0.50% annually) of the net asset value of Institutional Interests sold by the agents that are outstanding at month-end. However, there were none for the three months ended March 31, 2017 and 2016. For the three months ended March 31, 2017 and 2016, service fees for Class A Interests were $106,926 and $85,319, respectively.

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

The following presents the fair value of derivative contracts as of March 31, 2017 and December 31, 2016. The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the derivative contracts qualify for net presentation in the Statements of Financial Condition.

March 31, 2017

	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futured Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts
Currencies	$17,715	$(364)	$17,351
Energy	-	(87,858)	(87,858)
Interest Rates	180	(456,959)	(456,779)
Metals	8,849	(1,790)	7,059
Stock Indices	187,291	(88,048)	99,243
Treasury Rates	182,671	-	182,671
	$396,706	$(635,019)	$(238,313)

December 31, 2016

	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futured Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts
Currencies	$1,929	$(23,821)	$(21,892)
Energy	54,724	-	54,724
Interest Rates	241,292	(47,917)	193,375
Metals	12,679	(13,201)	(522)
Stock Indices	80,172	(115,708)	(35,536)
Treasury Rates	-	(37,879)	(37,879)
	$390,796	$(238,526)	$152,270

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three months ended March 31, 2017 and 2016.

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading derivatives contracts.

Three Months ended March 31, 2017

Type of		Change in
Futured Contracts	Realized	Unrealized

Futures Contracts
Currencies	$78,506	$39,243
Energy	(148,336)	(142,582)
Interest Rates	263,456	(650,154)
Metals	202,998	7,581
Stock Indices	1,537,276	134,779
Treasury Rates	809,053	220,550
	$2,742,953	$(390,583)

For the three months ended March 31, 2017, the number of futures contracts closed was 8,432. These closed contract amounts are representative of the Partnership’s volume of derivative activity during the period.

Three Months ended March 31, 2016

Type of		Change in
Futured Contracts	Realized	Unrealized

Futures Contracts
Currencies	$(67,711)	$37,695
Energy	(134,986)	72,849
Interest Rates	631,344	(67,080)
Metals	(132,632)	21,027
Stock Indices	1,480,389	(284,394)
Treasury Rates	444,996	(13,746)
	$2,221,400	$(233,649)

For the three months ended March 31, 2016, the number of futures contracts closed was 5,717. These closed contract amounts are representative of the Partnership’s volume of derivative activity during the period.

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

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets
				Gross Amounts Not Offset in the Statement of Financial Condition
As of March 31, 2017
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount
Futures Contracts	396,706	(396,706)	-	-	-	-

Offsetting the Financial Liabilities and Derivative Liabilities
				Gross Amounts Not Offset in the Statement of Financial Condition
As of March 31, 2017
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount
Futures Contracts	(635,019)	396,706	(238,313)	-	238,313	-

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Offsetting the Financial Assets and Derivative Assets
				Gross Amounts Not Offset in the Statement of Financial Condition
As of December 31, 2016
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount
Futures Contracts	390,796	(238,526)	152,270	-	-	152,270

Offsetting the Financial Liabilities and Derivative Liabilities
				Gross Amounts Not Offset in the Statement of Financial Condition
As of December 31, 2016
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount
Futures Contracts	(238,526)	238,526	-	-	-	-

(1)
The  Partnership  posted  additional  collateral  of $3,008,866 for 2017 and $3,040,054 for 2016 with  the Clearing Broker. The Partnership  may  post  collateral  due  to  a  variety  of  factors  that  may  include,  without  limitation,  initial  margin  or  other requirements that are based on notional amounts which may exceed the fair value of the derivative contract.

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

NOTE 8 - FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND UNCERTAINTIES (CONTINUED)

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

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three months ended March 31, 2017 and 2016. This information has been derived from information presented in the financial statements.

	Three Months ended March 31, 2017
			Institutional
	Class A	Class B	Interest

Total return for Limited Partners (3)
Total return prior to incentive fees	6.42%	6.95%	7.17%
Incentive fees	(2.12%)	(2.12%)	(2.19%)
Total return after incentive fees	4.30%	4.83%	4.98%
Ratio to average net asset value
Expenses prior to incentive fees (2)	4.54%	2.49%	1.73%
Incentive fees (3)	2.06%	2.05%	2.03%
Total expenses	6.60%	4.54%	3.76%
Net investment loss (1) (2)	(4.22%)	(2.17%)	(1.39%)

	Three Months ended March 31, 2016
			Institutional
	Class A	Class B	Interest

Total return for Limited Partners (3)
Total return prior to incentive fees	6.63%	7.16%	7.38%
Incentive fees	(0.69%)	(0.63%)	(0.89%)
Total return after incentive fees	5.94%	6.53%	6.49%
Ratio to average net asset value
Expenses prior to incentive fees (2)	4.92%	2.81%	1.98%
Incentive fees (3)	0.63%	0.60%	0.85%
Total expenses	5.55%	3.41%	2.83%
Net investment loss (1) (2)	(4.77%)	(2.67%)	(1.84%)

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

NOTE 11 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were available to be issued, and concluded that no events subsequent to March 31, 2017 have occurred that would require recognition or disclosure, except as noted below.

From April 1, 2017 through May 15, 2017, the Partnership had subscriptions of $770,461. Management has determined there are no additional matters requiring disclosure.

PART I – FINANCIAL INFORMATION (continued)

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed. Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading. A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities. Through March 31, 2017 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Performance Summary

Three Months Ended March 31, 2017

During the first quarter of 2017, the Partnership achieved net realized and unrealized gains of $2,245,448 from its trading activities, net of brokerage commissions of $117,119. The Partnership accrued total expenses of $929,944, including $94,943 in management fees paid to the General Partner, $634,174 in incentive fees, and $160,628 in service and professional fees. The Partnership earned $25,259 in interest income during the first quarter of 2017. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the first quarter of 2017 is set forth below.

First Quarter 2017. The Partnership enjoyed net positive performance for the month of January 2017, driven primarily by stock indices, with interest rates and metals contributing modestly. Energies were the worst performing sector and currencies also experienced negative return. As equity prices rebounded from a late December slump, the Partnership’s long equity positions generated strong performance early in January. The Partnership remained net long throughout most of the month as equity markets reached new highs and the Dow broke through the 20,000 level for the first time. The Partnership reversed to short and earned additional gains when markets sold off into month end. After initially sustaining losses on long interest rate positions, the Partnership went short midmonth. A hawkish speech by Federal Reserve Chair Janet Yellen on January 18th led to a selloff in interest rate futures, turning the sector positive for the month. The bulk of the energy sector’s underperformance occurred early in January when short crude oil positions took a hit on record export numbers out of Iraq, which raised concerns about the stability of OPEC’s production agreement. In February 2017, the Partnership experienced a slightly positive net performance gain, driven by gains in interest rates and currencies. The worst performing sector was stock indices, followed by metals and energies. February began with uncertainty, as short U.S. and European stock index positions suffered as markets ground higher on relatively low volatility and little news. The Partnership reversed to long midmonth, which tempered losses as stock indices continued to rise. The Partnership fared much better in the interest rate sector. Initially long U.S. Treasuries, the Partnership reversed in time to benefit from declining rates through the middle of February. These gains were partially offset by a growing long position in European interest rates. Bonds reached their monthly low on the 15th but traded higher into month end, which resulted in profits as European interest rates had become the Partnership’s largest positon. End-of-month gains in the sector were driven by the Euro-Bund. For March 2017, the Partnership again ended the month with slightly positive performance, driven by stock indices, metals and currencies, and with interests rates and energies detracting from overall performance. The Partnership initially experienced strong performance as U.S. stock indices surged to all-time highs on the first day of the month. Equity markets then edged lower on concerns of the upcoming presidential election in France and the debate over health care reform in the United States. The Partnership reduced its long positions throughout the month, going net short for a brief period before going long again ahead of a vote in Congress regarding U.S. health care. Initially trading lower on disappointment from Congress’ failure to pass health care legislation, stock indices shrugged off the news and traded higher into month end. Profits in long U.S. and European stock indices were offset in part by losses in long European interest rates. The Partnership reversed interest rate positions midmonth, racking up losses on short European positions as markets traded higher in the second half of March. To its benefit, the Partnership shifted its U.S. interest rate positions from short to long during the month, which limited losses for the sector overall.

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

First Quarter 2016. The Partnership experienced net gains for the month of January 2016, with interest rates contributing most of the profits, followed by stock indices; whereas on the negative side, energies were the worst performing sector, followed by currency positions that also suffered declines in the period. The Partnership maintained short positions in U.S. & European stock indices and long positions in interest rates throughout January resulting in strong returns early in the month. The Partnership initially posted modest gains from short crude oil positions before reversing into substantial long positions thereafter. After a temporary rally, the price of crude oil resumed its downward trend, causing the long positions to sustain losses by month-end. The Bank of Japan announced a negative interest rate policy near month-end, with equity markets trading higher while the Yen dropped sharply – costing the Partnership a significant portion of the gains it had made earlier in the month. The Partnership enjoyed solid net positive performance for the month of February 2016, led by gains in stock indices, followed by positive returns in the interest rates, energies and currencies sectors. The only negative sector for the month was metals. Short positions in crude oil and stock indices benefitted from global growth early in the period. Upon reversing the shorts into longs mid-month, the Partnership’s positions in stock indices and crude oil profited due to positive economic data and rallying markets, followed by the Partnership reversing again to shorts allowing it to earn marginal additional gains as equity markets remained choppy through month-end. A long position in Yen held throughout the month of February was responsible for most of the profits that month in the currencies sector. The Partnership’s losses in the metals sector for the period were attributed to a short Gold position as that market trended higher. The Partnership sustained a net loss for the month of March 2016, with stock indices being the worst-performing sector, and currencies, interest rates and energies each experiencing slightly negative returns. The only positive sector was metals for the period. Losses were sustained in short stock index positions and long interest rate positions were due to strong economic data coupled with dovish statements from the Federal Reserve leading to the perception that, despite improving economic conditions, a rate hike was unlikely in March. Short positions in currencies and energies added to losses as the U.S. Dollar surged and commodity prices moved higher throughout the period. The metals sector was the only bright spot in March, as the Partnership began the month short metals, then reversed mid-month into long positions, making back earlier losses and posting moderate gains as Gold rose on continued bullish sentiment.

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

(b) Not applicable.

(c) Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner. The Partnership may declare additional redemption dates upon notice to the Limited Partners. The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners. The following table summarizes the redemptions by Limited Partners during the first calendar quarter of 2017:

Month	Amount Redeemed
January 31, 2017	$137,627
February 28, 2017	$95,391
March 31, 2017	$328,762
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

Dated: May 15, 2017

ALTEGRIS QIM FUTURES FUND, L.P.

By:	ALTEGRIS ADVISORS, L.L.C.,
its general partner

/s/ Martin Beaulieu
Martin Beaulieu, Executive Chairman (principal executive officer)

/s/ Kenneth I. McGuire
Kenneth I. McGuire, Principal Financial Officer