Form 10-Q
period 2017-06-30
Altegris QIM Futures Fund, L.P.
filed 2017-08-14
CIK 1469317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

TABLE OF CONTENTS [ALTEGRIS TO UPDATE]

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements.

ALTEGRIS QIM FUTURES FUND, L.P.

FINANCIAL STATEMENTS

JUNE 30, 2017

ALTEGRIS QIM FUTURES FUND, L.P.

TABLE OF CONTENTS

PAGES
Financial Statements
Statements of Financial Condition	1
Condensed Schedules of Investments	2 - 5
Statements of Income (Loss)	6
Statements of Changes in Partners’ Capital (Net Asset Value)	7
Notes to Financial Statements	8 - 25

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2017 (Unaudited) and DECEMBER 31, 2016 (Audited)

	2017	2016
ASSETS
Equity in commodity broker account:
Cash	$2,687,334	$2,375,064
Restricted cash	1,492,759	3,040,054
Restricted foreign currency (cost - $920,990 and $0)	923,905	-
Net unrealized gain on open futures contracts	-	152,270
	5,103,998	5,567,388
Cash	6,054,479	5,584,068
Investment securities at fair value (cost - $23,964,260 and $19,477,698)	23,963,692	19,477,549
Interest receivable	1,172	500
Total assets	$35,123,341	$30,629,505

LIABILITIES
Equity in commodity broker account:
Foreign currency due to broker (proceeds - $1,004,393 and $59,757)	$1,007,572	$60,524
Net unrealized loss on open futures contracts	257,907	-
	1,265,479	60,524
Security purchased payable	694,955	-
Subscriptions received in advance	592,700	117,000
Redemptions payable	144,972	242,614
Service fees payable	44,515	40,518
Management fee payable	32,560	29,369
Brokerage commissions payable	23,699	14,859
Administrative fee payable	8,154	7,485
Incentive fees payable	-	518,507
Other liabilities	117,209	154,165
Total liabilities	2,924,243	1,185,041

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	942	914
Limited Partners	32,198,156	29,443,550
Total partners' capital (Net Asset Value)	32,199,098	29,444,464
Total liabilities and partners' capital	$35,123,341	$30,629,505

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2017 (Unaudited)

INVESTMENT SECURITIES

Face Value	Maturity Date	Description	Fair Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$300,000	7/3/2017	Federal Home Loan Bank Disc Note, 0.00%*	$300,000	0.93%
3,000,000	7/5/2017	Federal Home Loan Bank Disc Note, 0.40%*	2,999,832	9.32%
2,000,000	7/7/2017	Federal Home Loan Bank Disc Note, 0.57%*	1,999,778	6.21%
400,000	7/17/2017	Federal Home Loan Bank Disc Note, 0.83%*	399,844	1.24%
1,000,000	7/26/2017	Federal Home Loan Bank Disc Note, 0.89%*	999,361	3.10%
1,000,000	8/9/2017	Federal Home Loan Bank Disc Note, 0.95%*	998,952	3.10%
1,500,000	8/16/2017	Federal Home Loan Bank Disc Note, 0.96%*	1,498,130	4.66%
1,000,000	8/21/2017	Federal Home Loan Bank Disc Note, 0.96%*	998,612	3.10%
1,000,000	8/23/2017	Federal Home Loan Bank Disc Note, 0.96%*	998,555	3.10%
500,000	9/27/2017	Federal Home Loan Bank Disc Note, 1.00%*	498,769	1.55%
6,110,000	7/3/2017	Federal Home Loan Mortgage Corp Disc Note, 0.00%*	6,109,678	18.98%
Total U.S. Government Agency Bonds and Notes (cost - $17,801,849)			17,801,511	55.29%

Corporate Notes
$697,000	7/10/2017	American Honda Finance Corporation, 1.10%*	696,786	2.16%
697,000	7/19/2017	Apple Inc., 1.08%*	696,602	2.16%
695,000	7/5/2017	Automatic Data Processing, Inc., 1.07%*	694,897	2.16%
697,000	7/7/2017	Banco del Estado de Chile, 1.05%	696,979	2.16%
930,000	7/21/2017	Colgate-Palmolive Company, 1.09%*	929,457	2.89%
230,000	7/19/2017	DCAT, LLC, 1.32%*	229,839	0.71%
690,000	7/14/2017	Sumitomo Mitsui Banking Corporation, 1.17%	689,995	2.15%
464,000	7/7/2017	Sumitomo Mitsui Trust Bank Ltd., 1.05%	463,988	1.44%
599,000	7/3/2017	Victory Receivables Corporation, 1.04%*	598,965	1.86%
465,000	7/18/2017	Victory Receivables Corporation, 1.40%*	464,673	1.44%
Total Corporate Notes (cost - $6,162,411)			6,162,181	19.13%
Total Investment Securities (cost - $23,964,260)			$23,963,692	74.42%

*	The rate reported is the effective yield at time of purchase.

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
JUNE 30, 2017 (Unaudited)

	Range of Expiration Dates	Number of Contracts	Fair Value	% of Partners' Capital

Long Futures Contracts:
Currencies	Sep 17	8	$4,910	0.02%
Interest Rates	Sep 17	48	(72,629)	(0.23)%
Metals	Aug 17 - Sep 17	14	12,024	0.04%
Stock Indices	Jul 17 - Sep 17	306	(308,355)	(0.96)%
Total Long Futures Contracts		376	(364,050)	(1.13)%

Short Futures Contracts:
Currencies	Sep 17	13	(1,323)	0.00%
Energy	Jul 17	98	(180,027)	(0.56)%
Interest Rates	Sep 17	163	68,432	0.21%
Metals	Sep 17	2	1,005	0.00%
Stock Indices	Jul 17 - Sep 17	70	52,990	0.17%
Treasury Rates	Sep 17	229	165,066	0.51%
Total Short Futures Contracts		575	106,143	0.33%
Total Futures Contracts		951	$(257,907)	(0.80)%

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

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
TRADING GAIN (LOSS)
Gain (loss) on trading of futures
Net realized	$78,032	$935,848	$2,820,985	$3,157,248
Net change in unrealized	(19,594)	53,133	(410,177)	(180,516)
Brokerage Commissions	(122,408)	(101,351)	(239,527)	(197,568)
Net gain (loss) from trading futures	(63,970)	887,630	2,171,281	2,779,164
Gain (loss) on trading of securities
Net realized	12,875	2,855	26,014	4,965
Net change in unrealized	140	299	(419)	1,723
Net gain (loss) from trading securities	13,015	3,154	25,595	6,688
Gain (loss) on trading of foreign currency
Net realized	(9,126)	(3,376)	(12,428)	(13,395)
Net change in unrealized	(416)	1,254	503	155
Net gain (loss) from trading foreign currency	(9,542)	(2,122)	(11,925)	(13,240)
Total trading gains (losses)	(60,497)	888,662	2,184,951	2,772,612
NET INVESTMENT INCOME (LOSS)
Income
Interest income	41,182	11,273	66,441	20,524
Expenses
Service fees	109,388	90,748	216,314	176,067
Management fee	98,650	82,517	193,593	160,789
Professional fees	55,720	56,739	109,422	116,146
Administrative fee	24,714	21,015	48,727	40,923
Interest expense	3,636	14,750	8,154	22,458
Incentive fees	-	166,631	634,174	328,539
Other expenses	24,085	22,730	35,753	34,568
Total expenses	316,193	455,130	1,246,137	879,490
Net investment income (loss)	(275,011)	(443,857)	(1,179,696)	(858,966)
NET INCOME (LOSS)	$(335,508)	$444,805	$1,005,255	$1,913,646

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016 (Unaudited)

		Limited Partners

	Total	Class A	Class B	Institutional Interests	General Partner

Balances at December 31, 2015	$23,670,285	$15,294,712	$6,924,210	$1,450,561	$802
Capital additions	3,208,142	3,090,142	118,000	-	-
Capital withdrawals	(1,024,873)	(827,156)	(197,717)	-	-
From operations:
Net investment gain (loss)	(858,966)	(621,946)	(195,056)	(41,941)	(23)
Net realized gain (loss) from investments(net of brokerage commissions)	2,951,250	1,945,985	829,979	175,189	97
Net change in unrealized gain (loss) from investments	(178,638)	(120,243)	(48,130)	(10,260)	(5)
Net income (loss)	1,913,646	1,203,796	586,793	122,988	69
Balances at June 30, 2016	$27,767,200	$18,761,494	$7,431,286	$1,573,549	$871
Balances at December 31, 2016	$29,444,464	$20,121,489	$7,648,087	$1,673,974	$914
Capital additions	2,996,808	1,846,808	225,000	925,000	-
Capital withdrawals	(1,247,429)	(807,557)	(439,872)	-	-
From operations:
Net investment gain (loss)	(1,179,696)	(874,749)	(248,345)	(56,563)	(39)
Net realized gain (loss) from investments(net of brokerage commissions)	2,595,044	1,751,087	663,244	180,634	79
Net change in unrealized gain (loss) from investments	(410,093)	(267,965)	(97,972)	(44,144)	(12)
Net income (loss)	1,005,255	608,373	316,927	79,927	28
Balances at June 30, 2017	$32,199,098	$21,769,113	$7,750,142	$2,678,901	$942

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

B. Method of Reporting

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Therefore, the Partnership follows the accounting and reporting guidelines for investment companies. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of June 30, 2017 and December 31, 2016, and reported amounts of income and expenses for the three and six months ended June 30, 2017 and 2016, respectively. Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that the differences could be material.

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

The fair value of U.S. government agency bonds and notes is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government agency bonds and notes are generally categorized in Level I or Level 2 of the fair value hierarchy. As of June 30, 2017 and December 31, 2016, none of the Partnership’s holdings in U.S. government agency bonds and notes were fair valued using valuation models.

The fair value of U.S. treasury obligations is generally based on quoted prices. U.S. treasury obligations are categorized in Level 2 of the fair value hierarchy.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, notes, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of June 30, 2017 and December 31, 2016, none of the Partnership’s holdings in corporate notes were fair valued using valuation models.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C. Fair Value (continued)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

There were no changes in the Partnership’s valuation methodology during the six month period ended June 30, 2017 and the year ended December 31, 2016.

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of June 30, 2017 and December 31, 2016:

June 30, 2017	Level 1	Level 2	Level 3	Balance as of June 30, 2017

Assets

Futures contracts (1)	$311,167	$-	$-	$311,167
U.S. Government agency bonds and notes	-	17,801,511	-	17,801,511
Corporate notes	-	6,162,181	-	6,162,181

Total Assets	$311,167	$23,963,692	$-	$24,274,859

Liabilities

Futures contracts (1)	$(569,074)	$-	$-	$(569,074)

December 31, 2016	Level 1	Level 2	Level 3	Balance as of December 31, 2016

Assets

Futures contracts (1)	$390,796	$-	$-	$390,796
U.S. Government agency bonds and notes	-	11,229,798	-	11,229,798
Corporate notes	-	8,247,751	-	8,247,751

Total Assets	$390,796	$19,477,549	$-	$19,868,345

Liabilities

Futures contracts (1)	$(238,526)	$-	$-	$(238,526)

(1)	See Note 7. "Financial Derivative Instruments" for the fair value in each type of contracts within this category.

The Partnership’s policy is to recognize any transfers between Level 1 and Level 2 assets as of the Partnership’s fiscal year-end.

For the six month period ended June 30, 2017 and the year ended December 31, 2016, there were no transfers between Level 1 and Level 2 assets and liabilities. For the six month period ended June 30, 2017 and the year ended December 31, 2016, there were no Level 3 securities.

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

J.P. Morgan Chase Bank, N.A. (the “Custodian”) is the Partnership’s custodian. SG Americas Securities, LLC (the “Clearing Broker”) is the Partnership’s commodity broker. A portion of the Partnership’s assets are held as initial margin or option premiums (in cash or Treasury securities) in the Partnership’s brokerage accounts at the Clearing Broker. The Clearing Broker may convert the Partnership’s cash in U.S. dollar to foreign currency to facilitate the Partnership’s commodity trading activities. At times, the Partnership may carry foreign cash on loan with the Clearing Broker. Any net foreign currency on loan will be recognized in Foreign Currency Due to Broker on the Statements of Financial Condition. The Partnership’s Clearing Broker holds margin balances in a single currency, in which all margin requirements can be satisfied in U.S. dollars. Foreign currency balances can also be used to satisfy margin requirements. As of June 30, 2017 and December 31, 2016, the Partnership’s restricted cash balance on the Statements of Financial Condition of $1,492,759 and $3,040,054, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in US Dollars. As of June 30, 2017 and December 31, 2016, the Partnership’s restricted foreign currency balance on the Statements of Financial Condition of $923,905 and $0, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in foreign currency. The Partnership’s assets not deposited at the Clearing Broker are deposited with either the Custodian or held in bank cash accounts at Northern Trust Company (and used to pay Partnership operating expenses). For the Partnership’s cash deposited at the Custodian, the Partnership receives cash management services from J.P. Morgan Investment Management Inc. (“JPMIM”).

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

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at June 30, 2017 and December 31, 2016 are reflected within the Condensed Schedules of Investments.

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

G. Cash

The Partnership maintains a custody account with JPMorgan Chase Bank, N.A. At times, the Partnership’s cash balance could exceed the insured amount under the Federal Deposit Insurance Corporation (“FDIC”). The Partnership has not experienced any losses in such accounts and believes it is not subject to any significant counterparty risk related to its cash account.

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

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital. Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2017 or December 31, 2016. However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Partnership is subject to income tax examinations by major taxing authorities for all tax years since 2013.

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of June 30, 2017 and December 31, 2016 or for the three and six months ended June 30, 2017 and 2016.

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

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement. The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the six months ended June 30, 2017 and 2016.

NOTE 3 - RELATED PARTY TRANSACTIONS

A. General Partner Management Fee

The General Partner receives a monthly management fee from the Partnership equal to 0.104% (1.25% annually) for Class A and Class B, and 0.0625% (0.75% annually) for Institutional Interests of the Partnership's net asset value apportioned to each Partner’s capital account at the beginning of the month, before deduction of any accrued incentive fees related to the current quarter (the “management fee net asset value”). The General Partner may declare any Limited Partner a “Special Limited Partner” and the management fees or incentive fees charged to any such partner may be different than those charged to other Limited Partners. For the three and six months ended June 30, 2017 and 2016, there were no Special Limited Partners.

Total management fees earned by the General Partner for the three and six months ended June 30, 2017 and 2016 are shown on the Statements of Income (Loss) as Management Fee.

B. Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the three and six months ended June 30, 2017, administrative fees for Class A Interests were $18,189 and $35,553, respectively, and administrative fees for Class B Interests were $6,525 and $13,174, respectively. For the three and six months ended June 30, 2016, administrative fees for Class A Interests were $14,936 and $28,882, respectively, and administrative fees for Class B Interests were $6,079 and $12,041, respectively.

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

At June 30, 2017 and December 31, 2016 the Partnership had charges for brokerage-related services payable to Altegris Clearing Solutions of $17,993 and $8,703, respectively, and service fees payable to Altegris Investments of $5,562 and $5,432, respectively. The following tables show the fees paid to Altegris Investments and Altegris Clearing Solutions for the three and six months ended June 30, 2017 and 2016, respectively:

	Three months ended June 30, 2017	Six months ended June 30, 2017	Three months ended June 30, 2016	Six months ended June 30, 2016
Altegris Clearing Solutions - Brokerage Commission fees	$54,371	$90,415	$52,309	$93,648
Altegris Investments- Service fees	16,739	33,862	15,512	31,675
Total	$71,110	$124,277	$67,821	$125,323

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

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - SERVICE FEES

As compensation for the continuing services of the selling agents to the Class A Limited Partners, Class A Interests pay the selling agents an ongoing monthly payment of 0.166% (2% annually) of the net asset value of interests sold by the agents that are outstanding at month-end. As compensation for the continuing services of the selling agents to the Limited Partners holding Institutional Interests, the selling agents may elect the Institutional Interests to pay the selling agents an ongoing monthly payment of 0.0417% (0.50% annually) of the net asset value of Institutional Interests sold by the agents that are outstanding at month-end. However, there were no service fees for Institutional Interests for the three and six months ended June 30, 2016. For the three and six months ended June 30, 2017, service fees for Class A Interests were $109,316 and $216,242, respectively and service fees for Institutional Interests were $72 and $72, respectively. For the three and six months ended June 30, 2016, service fees for Class A Interests were $90,748 and $176,067, respectively.

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

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

 NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the fair value of derivative contracts as of June 30, 2017 and December 31, 2016. The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the derivative contracts qualify for net presentation in the Statements of Financial Condition.
June 30, 2017

Type of Futured Contracts	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value

Futures Contracts
Currencies	$6,897	$(3,310)	$3,587
Energy	-	(180,027)	(180,027)
Interest Rates	68,432	(72,629)	(4,197)
Metals	13,043	(14)	13,029
Stock Indices	57,729	(313,094)	(255,365)
Treasury Rates	165,066	-	165,066
	$311,167	$(569,074)	$(257,907)

December 31, 2016

Type of Futured Contracts	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value

Futures Contracts
Currencies	$1,929	$(23,821)	$(21,892)
Energy	54,724	-	54,724
Interest Rates	241,292	(47,917)	193,375
Metals	12,679	(13,201)	(522)
Stock Indices	80,172	(115,708)	(35,536)
Treasury Rates	-	(37,879)	(37,879)
	$390,796	$(238,526)	$152,270

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three months ended June 30, 2017 and 2016.

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading derivatives contracts.

Three Months Ended June 30, 2017

Type of Futured Contracts	Realized	Change in Unrealized

Futures Contracts
Currencies	$373,360	$(13,764)
Energy	(309,905)	(92,169)
Interest Rates	(1,793,869)	452,582
Metals	46,783	5,970
Stock Indices	1,321,810	(354,608)
Treasury Rates	439,853	(17,605)
	$78,032	$(19,594)

For the three months ended June 30, 2017, the number of futures contracts closed was 7,561. These closed contract amounts are representative of the Partnership’s volume of derivative activity during the period.

Six Months Ended June 30, 2017

Type of Futured Contracts	Realized	Change in Unrealized

Futures Contracts
Currencies	$451,866	$25,479
Energy	(458,241)	(234,751)
Interest Rates	(1,530,413)	(197,572)
Metals	249,781	13,551
Stock Indices	2,859,086	(219,829)
Treasury Rates	1,248,906	202,945
	$2,820,985	$(410,177)

For the six months ended June 30, 2017, the number of futures contracts closed was 15,993. These closed contract amounts are representative of the Partnership’s volume of derivative activity during the period.

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

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets
				Gross Amounts Not Offset in the Statement of Financial Condition
As of June 30, 2017
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount
Futures Contracts	311,167	(311,167)	-	-	-	-

Offsetting the Financial Liabilities and Derivative Liabilities
				Gross Amounts Not Offset in the Statement of Financial Condition
As of June 30, 2017
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount
Futures Contracts	(569,074)	311,167	(257,907)	-	257,907	-

Offsetting the Financial Assets and Derivative Assets
				Gross Amounts Not Offset in the Statement of Financial Condition
As of December 31, 2016
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount
Futures Contracts	390,796	(238,526)	152,270	-	-	152,270

Offsetting the Financial Liabilities and Derivative Liabilities
				Gross Amounts Not Offset in the Statement of Financial Condition
As of December 31, 2016
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount
Futures Contracts	(238,526)	238,526	-	-	-	-

(1)
The Partnership posted additional collateral of $2,158,757 for 2017 and $3,040,054 for 2016 with the Clearing Broker. The Partnership may post collateral due to a variety of factors that may include, without limitation, initial margin or other requirements that are based on notional amounts which may exceed the fair value of the derivative contract.

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

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three and six months ended June 30, 2017 and 2016. This information has been derived from information presented in the financial statements.

	Three Months ended June 30, 2017
			Institutional
	Class A	Class B	Interest

Total return for Limited Partners (3)
Total return prior to incentive fees	(1.20%)	(0.71%)	(0.50%)
Incentive fees	(0.00%)	(0.00%)	(0.00%)
Total return after incentive fees	(1.20%)	(0.71%)	(0.50%)
Ratio to average net asset value
Expenses prior to incentive fees (2)	4.64%	2.58%	1.78%
Incentive fees (3)	0.00%	0.00%	0.00%
Total expenses	4.64%	2.58%	1.78%
Net investment loss (1) (2)	(4.13%)	(2.08%)	(1.28%)

	Six Months ended June 30, 2017
			Institutional
	Class A	Class B	Interest

Total return for Limited Partners (3)
Total return prior to incentive fees	5.17%	6.21%	6.64%
Incentive fees	(2.12%)	(2.12%)	(2.19%)
Total return after incentive fees	3.05%	4.09%	4.45%
Ratio to average net asset value
Expenses prior to incentive fees (2)	4.59%	2.55%	1.80%
Incentive fees (3)	2.01%	2.06%	1.78%
Total expenses	6.60%	4.61%	3.58%
Net investment loss (1) (2)	(4.17%)	(2.13%)	(1.35%)

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

ALTEGRIS QIM FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 11 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were available to be issued, and concluded that no events subsequent to June 30, 2017 have occurred that would require recognition or disclosure, except as noted below.

From July 1, 2017 through August 11, 2017, the Partnership had subscriptions of $1,121,908. Management has determined there are no additional matters requiring disclosure.

PART I – FINANCIAL INFORMATION (continued)

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed. Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading. A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities. Through June 30, 2017 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Performance Summary

Three Months Ended June 30, 2017

During the second quarter of 2017, the Partnership incurred net realized and unrealized losses of $60,497 from its trading activities, net of brokerage commissions of $122,408. The Partnership accrued total expenses of $316,193, including $98,650 in management fees paid to the General Partner, $0 in incentive fees, and $165,108 in service and professional fees. The Partnership earned $41,182 in interest income during the second quarter of 2017. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the second quarter of 2017 is set forth below.

Second Quarter 2017. The Partnership was slightly negative for the month of April 2017. The worst performing sector was interest rates, followed by energies. The most profitable sector was stock indices with currencies and metals contributing positively. The Partnership sustained losses in early April from long positions in U.S. stock indices. Tensions with North Korea and Syria and the looming French presidential election were among the geopolitical risks overshadowing financial markets and fueling a move out of riskier assets. Despite these early losses in equity indices, the partnership continued to add to those long positions until the last week of the month. The results of the French election on April 23rd were seen as favorable to stability in the European Union. Global stock markets surged higher, pushing the equity sector into the black for the month. Negative performance in the interest rate sector persisted throughout the month. Initially, short German interest rate positions suffered as equity markets came under pressure. The Partnership reversed interest rate positions midmonth, which resulted in further losses as equity markets rallied into month end. Losses in the energy sector occurred late in the month as crude prices broke lower on bearish inventory data. The Partnership was also slightly negative for the month of May 2017. The worst performing sectors were interest rates and energies. The most profitable sectors were currencies and stock indices as well as metals making a positive contribution. The Partnership earned gains in early May with long stock index and short interest rate positions. As the month wore on, simmering political turmoil in the United States began to erode confidence in the ability of the current administration to focus on a meaningful legislative agenda. On May 17th, markets were jolted when a leaked FBI memo suggested that the President may have interfered with an investigation. The S&P suffered its worst day in eight months, while bonds surged higher on the news. Despite any resolution of the issue, the S&P bounced back, returning the stock index sector into the black by month end. As a result of the uncertainty throughout the month, the U.S. Dollar traded lower and the Partnership benefited from long foreign currency positions. Short crude oil positions were profitable early in the month on the lack of any meaningful cuts from OPEC; however, bullish inventory data reversed this trend, pushing the sector negative for the month. The Partnership was nearly flat for the month of June 2017. The best performing sector was currencies, followed by stock indices and metals. The worst performing sector were interest rates and energies. The Partnership produced positive returns through early June, driven by stock index positions and strategic positioning in gold on both the long and short sides. These early gains reversed midmonth when volatility in equity markets dramatically increased following a sharp sell-off in tech stocks. The turbulence in equity markets was then coupled with the FOMC’s decision on June 14th to kike the Fed Funds rate. These conditions, along with steadily declining energy markets, let to profits from short energy positions and losses from short U.S. and German interest rate positions through June 23rd. The final week of the month, the Partnership experience losses in stock index and energy positions, partially offset by gains in short U.S. interest rate positions and long Euro and Pound positions.

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

Six Months Ended June 30, 2017

During the six months ended June 30, 2017, the Partnership achieved net realized and unrealized gains of $2,184,951 from its trading activities, net of brokerage commissions of $239,527. The Partnership accrued total expenses of $1,246,137, including $193,593 in management fees paid to the General Partner, $634,174 in incentive fees, and $325,736 in service and professional fees. The Partnership earned $66,441 in interest income during the six months ended June 30, 2017. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the six months ended June 30, 2017 is set forth below.

Second Quarter 2017. The Partnership was slightly negative for the month of April 2017. The worst performing sector was interest rates, followed by energies. The most profitable sector was stock indices with currencies and metals contributing positively. The Partnership sustained losses in early April from long positions in U.S. stock indices. Tensions with North Korea and Syria and the looming French presidential election were among the geopolitical risks overshadowing financial markets and fueling a move out of riskier assets. Despite these early losses in equity indices, the partnership continued to add to those long positions until the last week of the month. The results of the French election on April 23rd were seen as favorable to stability in the European Union. Global stock markets surged higher, pushing the equity sector into the black for the month. Negative performance in the interest rate sector persisted throughout the month. Initially, short German interest rate positions suffered as equity markets came under pressure. The Partnership reversed interest rate positions midmonth, which resulted in further losses as equity markets rallied into month end. Losses in the energy sector occurred late in the month as crude prices broke lower on bearish inventory data. The Partnership was also slightly negative for the month of May 2017. The worst performing sectors were interest rates and energies. The most profitable sectors were currencies and stock indices as well as metals making a positive contribution. The Partnership earned gains in early May with long stock index and short interest rate positions. As the month wore on, simmering political turmoil in the United States began to erode confidence in the ability of the current administration to focus on a meaningful legislative agenda. On May 17th, markets were jolted when a leaked FBI memo suggested that the President may have interfered with an investigation. The S&P suffered its worst day in eight months, while bonds surged higher on the news. Despite any resolution of the issue, the S&P bounced back, returning the stock index sector into the black by month end. As a result of the uncertainty throughout the month, the U.S. Dollar traded lower and the Partnership benefited from long foreign currency positions. Short crude oil positions were profitable early in the month on the lack of any meaningful cuts from OPEC; however, bullish inventory data reversed this trend, pushing the sector negative for the month. The Partnership was nearly flat for the month of June 2017. The best performing sector was currencies, followed by stock indices and metals. The worst performing sector were interest rates and energies. The Partnership produced positive returns through early June, driven by stock index positions and strategic positioning in gold on both the long and short sides. These early gains reversed midmonth when volatility in equity markets dramatically increased following a sharp sell-off in tech stocks. The turbulence in equity markets was then coupled with the FOMC’s decision on June 14th to kike the Fed Funds rate. These conditions, along with steadily declining energy markets, let to profits from short energy positions and losses from short U.S. and German interest rate positions through June 23rd. The final week of the month, the Partnership experience losses in stock index and energy positions, partially offset by gains in short U.S. interest rate positions and long Euro and Pound positions.

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

(b) Not applicable.

(c) Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner. The Partnership may declare additional redemption dates upon notice to the Limited Partners. The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners. The following table summarizes the redemptions by Limited Partners during the second calendar quarter of 2017:

Month	Amount Redeemed
April 30, 2017	$179,149
May 31, 2017	$431,499
June 30, 2017	$75,001

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

Dated: August 14, 2017

ALTEGRIS QIM FUTURES FUND, L.P.

By:	ALTEGRIS ADVISORS, L.L.C.,
its general partner

/s/ Martin Beaulieu
Martin Beaulieu, Principal Executive Officer and Principal Financial Officer