Form 10-Q
period 2017-09-30
Altegris QIM Futures Fund, L.P.
filed 2017-11-14
CIK 1469317

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

PART I – FINANCIAL INFORMATION

Item 1:   Financial Statements.

ALTEGRIS QIM FUTURES FUND, L.P.

STATEMENTS OF FINANCIAL CONDITION

SEPTEMBER 30, 2017 (Unaudited) and DECEMBER 31, 2016 (Audited)

_______________

	2017	2016
ASSETS
Equity in commodity broker account:
Cash	$3,253,173	$2,375,064
Restricted cash	1,326,298	3,040,054
Restricted foreign currency (cost - $2,174,625 and $0)	2,162,093	–
Net unrealized gain on open futures contracts	784,940	152,270

	7,526,504	5,567,388

Cash	4,406,519	5,584,068

Investment securities at fair value (cost - $24,020,853 and $19,477,698)	24,020,733	19,477,549
Interest receivable	1,217	500

Total assets	$35,954,973	$30,629,505

LIABILITIES
Equity in commodity broker account:
Foreign currency due to broker (proceeds - $2,236,857 and $59,757)	$2,223,967	$60,524
	2,223,967	60,524

Security purchased payable	689,956	–
Redemptions payable	400,414	242,614
Subscriptions received in advance	333,689	117,000
Service fees payable	43,449	40,518
Management fee payable	31,872	29,369
Brokerage commissions payable	24,572	14,859
Administrative fee payable	7,987	7,485
Incentive fees payable	1,185	518,507
Other liabilities	138,232	154,165

Total liabilities	3,895,323	1,185,041

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	931	914
Limited Partners	32,058,719	29,443,550

Total partners' capital (Net Asset Value)	32,059,650	29,444,464

Total liabilities and partners' capital	$35,954,973	$30,629,505

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.

CONDENSED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2017 (Unaudited)

_______________

INVESTMENT SECURITIES

Face Value	Maturity Date	Description	Fair Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$1,000,000	10/2/2017	Federal Home Loan Bank Disc Note, 0.00%*	$1,000,000	3.12%
1,000,000	10/4/2017	Federal Home Loan Bank Disc Note, 0.54%*	999,945	3.12%
1,000,000	10/25/2017	Federal Home Loan Bank Disc Note, 0.91%*	999,367	3.12%
1,000,000	10/27/2017	Federal Home Loan Bank Disc Note, 0.92%*	999,312	3.12%
1,000,000	11/15/2017	Federal Home Loan Bank Disc Note, 0.96%*	998,778	3.12%
1,000,000	1/8/2018	Federal Home Loan Bank Disc Note, 1.06%*	997,060	3.11%
10,059,000	10/2/2017	Federal Home Loan Mortgage Corp Disc Note, 0.00%*	10,058,735	31.37%

Total U.S. Government Agency Bonds and Notes (cost - $16,053,036)			16,053,197	50.08%

Corporate Notes
$690,000	10/4/2017	Automatic Data Processing, Inc., 1.12%*	689,893	2.15%
690,000	10/6/2017	Banco del Estado de Chile, 1.23%	690,006	2.15%
690,000	10/6/2017	Bank of Montreal, 1.24%*	689,833	2.15%
600,000	10/2/2017	Bridgestone Americas, Inc., 1.18%*	599,982	1.87%
460,000	10/6/2017	Bridgestone Americas, Inc., 1.18%*	459,928	1.44%
699,000	10/6/2017	Canadian Imperial Holdings, Inc., 1.18%*	698,840	2.18%
230,000	10/2/2017	DCAT, LLC, 1.29%*	229,975	0.72%
460,000	10/10/2017	Honeywell International, Inc., 1.13%*	459,842	1.43%
590,000	10/18/2017	MetLife Short Term Funding LLC, 1.12%*	589,651	1.84%
700,000	10/13/2017	Sumitomo Mitsui Banking Corporation, 1.20%	700,003	2.18%
460,000	10/11/2017	Sumitomo Mitsui Trust Bank Ltd., 1.18%	459,999	1.44%
1,000,000	10/2/2017	Victory Receivables Corporation, 1.07%*	999,970	3.12%
700,000	10/17/2017	Wal-Mart Stores, Inc., 1.10%*	699,614	2.18%

Total Corporate Notes (cost - $7,967,817)			7,967,536	24.85%

Total Investment Securities (cost - $24,020,853)			$24,020,733	74.93%

* The rate reported is the effective yield at time of purchase.

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.

CONDENSED SCHEDULE OF INVESTMENTS (continued)

SEPTEMBER 30, 2017 (Unaudited)

_______________

	Range of Expiration Dates	Number of Contracts	Fair Value	% of Partners’ Capital
Long Futures Contracts:
Currencies	Dec 17	119	$3,707	0.01%
Energy	Oct 17	21	8,879	0.03%
Interest Rates	Dec 17	188	(140,294)	(0.44)%
Metals	Dec 17	37	(116,349)	(0.36)%
Stock Indices	Oct 17 - Dec 17	569	861,136	2.69%
Treasury Rates	Dec 17	11	(19,501)	(0.06)%

Total Long Futures Contracts		945	597,578	1.87%

Short Futures Contracts:
Currencies	Dec 17	60	69,828	0.22%
Energy	Oct 17	14	1,687	0.01%
Interest Rates	Dec 17	15	1,300	0.00%
Metals	Dec 17	4	1,177	0.00%
Stock Indices	Oct 17	19	11,182	0.03%
Treasury Rates	Dec 17	199	102,188	0.32%

Total Short Futures Contracts		311	187,362	0.58%

Total Futures Contacts		1,256	$784,940	2.45%

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

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.

STATEMENTS OF INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (Unaudited)

_______________

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
TRADING GAIN (LOSS)
Gain (loss) on trading of futures
Net realized	$(1,001,545)	$660,877	$1,819,440	$3,818,125
Net change in unrealized	1,042,847	421,592	632,670	241,076
Brokerage Commissions	(122,335)	(105,102)	(361,862)	(302,670)
Net gain (loss) from trading futures	(81,033)	977,367	2,090,248	3,756,531

Gain (loss) on trading of securities
Net realized	–	3,567	26,014	8,532
Net change in unrealized	448	(368)	29	1,355

Net gain (loss) from trading securities	448	3,199	26,043	9,887

Gain (loss) on trading of foreign currency
Net realized	(26,660)	1,232	(39,088)	(12,163)
Net change in unrealized	622	(511)	1,125	(356)

Net gain (loss) from trading foreign currency	(26,038)	721	(37,963)	(12,519)
Total trading gains (losses)	(106,623)	981,287	2,078,328	3,753,899

NET INVESTMENT INCOME (LOSS)
Income
Interest income	71,636	11,155	140,425	31,679

Expenses
Service fees	109,347	95,549	325,661	271,616
Management fee	98,634	85,615	292,227	246,404
Professional fees	59,844	51,470	169,266	167,616
Administrative fee	24,728	21,822	73,455	62,745
Incentive fees	1,185	259,182	635,359	587,721
Interest expense	6,315	11,348	16,817	33,806
Other expenses	19,288	789	55,041	35,357

Total expenses	319,341	525,775	1,567,826	1,405,265

Net investment income (loss)	(247,705)	(514,620)	(1,427,401)	(1,373,586)

NET INCOME (LOSS)	$(354,328)	$466,667	$650,927	$2,380,313

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (Unaudited)

_______________

		Limited Partners

	Total	Class A	Class B	Institutional Interests	General Partner

Balances at December 31, 2015	$23,670,285	$15,294,712	$6,924,210	$1,450,561	$802

Capital additions	3,571,616	3,428,616	143,000	–	–

Capital withdrawals	(1,448,338)	(1,147,592)	(300,746)	–	–

From operations:
Net investment gain (loss)	(1,373,586)	(1,003,177)	(306,887)	(63,482)	(40)
Net realized gain (loss) from investments (net of brokerage commissions)	3,511,824	2,327,203	977,747	206,760	114
Net change in unrealized gain (loss) from investments	242,075	165,431	63,212	13,424	8
Net income (loss)	2,380,313	1,489,457	734,072	156,702	82

Balances at September 30, 2016	$28,173,876	$19,065,193	$7,500,536	$1,607,263	$884

Balances at December 31, 2016	$29,444,464	$20,121,489	$7,648,087	$1,673,974	$914

Capital additions	4,369,832	2,730,732	714,100	925,000	–

Capital withdrawals	(2,405,573)	(1,446,705)	(786,595)	(172,273)	–

From operations:
Net investment gain (loss)	(1,427,401)	(1,080,172)	(284,310)	(62,872)	(47)
Net realized gain (loss) from investments (net of brokerage commissions)	1,444,504	974,182	382,658	87,618	46
Net change in unrealized gain (loss) from investments	633,824	436,218	156,874	40,714	18
Net income (loss)	650,927	330,228	255,222	65,460	17

Balances at September 30, 2017	$32,059,650	$21,735,744	$7,830,814	$2,492,161	$931

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

B. Method of Reporting

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Therefore, the Partnership follows the accounting and reporting guidelines for investment companies. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of September 30, 2017 and December 31, 2016, and reported amounts of income and expenses for the three and nine months ended September 30, 2017 and 2016, respectively. Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that the differences could be material.

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

The fair value of U.S. government agency bonds and notes is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government agency bonds and notes are generally categorized in Level I or Level 2 of the fair value hierarchy. As of September 30, 2017 and December 31, 2016, none of the Partnership’s holdings in U.S. government agency bonds and notes were fair valued using valuation models.

The fair value of U.S. treasury obligations is generally based on quoted prices. U.S. treasury obligations are categorized in Level 2 of the fair value hierarchy.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, notes, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of September 30, 2017 and December 31, 2016, none of the Partnership’s holdings in corporate notes were fair valued using valuation models.

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C. Fair Value (continued)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

There were no changes in the Partnership’s valuation methodology during the nine month period ended September 30, 2017 and the year ended December 31, 2016.

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of September 30, 2017 and December 31, 2016:

September 30, 2017	Level 1	Level 2	Level 3	Balance as of September 30, 2017

Assets

Futures contracts (1)	$1,079,869	$–	$–	$1,079,869
U.S. Government agency bonds and notes	–	16,053,197	–	16,053,197
Corporate notes	–	7,967,536	–	7,967,536

Total Assets	$1,079,869	$24,020,733	$–	$25,100,602

Liabilities

Futures contracts (1)	$(294,929)	$–	$–	$(294,929)

December 31, 2016	Level 1	Level 2	Level 3	Balance as of December 31, 2016

Assets

Futures contracts (1)	$390,796	$–	$–	$390,796
U.S. Government agency bonds and notes	–	11,229,798	–	11,229,798
Corporate notes	–	8,247,751	–	8,247,751

Total Assets	$390,796	$19,477,549	$–	$19,868,345

Liabilities

Futures contracts (1)	$(238,526)	$–	$–	$(238,526)

(1) See Note 7. "Financial Derivative Instruments" for the fair value in each type of contracts within this category.

The Partnership’s policy is to recognize any transfers between Level 1 and Level 2 assets as of the Partnership’s fiscal year-end.

For the nine month period ended September 30, 2017 and the year ended December 31, 2016, there were no transfers between Level 1 and Level 2 assets and liabilities. For the nine month period ended September 30, 2017 and the year ended December 31, 2016, there were no Level 3 securities.

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

Net realized gains and losses from foreign currency related transactions represent gains and losses from sales of foreign currencies, currency gains and losses realized between trade and settlement dates on securities transactions, and the difference between the amounts of interest and foreign withholding taxes recorded on the Partnership’s books and the U.S. Dollar equivalent of the amounts actually received or paid. Net unrealized gain (loss) on foreign currency denominated other assets and liabilities arise from changes in the value of assets, other than investments in securities, and liabilities at fiscal year-end, resulting from changes in the exchange rates.

J.P. Morgan Chase Bank, N.A. (the “Custodian”) is the Partnership’s custodian. SG Americas Securities, LLC (the “Clearing Broker”) is the Partnership’s commodity broker. A portion of the Partnership’s assets are held as initial margin or option premiums (in cash or Treasury securities) in the Partnership’s brokerage accounts at the Clearing Broker. The Clearing Broker may convert the Partnership’s cash in U.S. dollar to foreign currency to facilitate the Partnership’s commodity trading activities. At times, the Partnership may carry foreign cash on loan with the Clearing Broker. Any net foreign currency on loan will be recognized in Foreign Currency Due to Broker on the Statements of Financial Condition. The Partnership’s Clearing Broker holds margin balances in a single currency, in which all margin requirements can be satisfied in U.S. dollars. Foreign currency balances can also be used to satisfy margin requirements. As of September 30, 2017 and December 31, 2016, the Partnership’s restricted cash balance on the Statements of Financial Condition of $1,326,298 and $3,040,054, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in US Dollars. As of September 30, 2017 and December 31, 2016, the Partnership’s restricted foreign currency balance on the Statements of Financial Condition of $2,162,093 and $0, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in foreign currency. The Partnership’s assets not deposited at the Clearing Broker are deposited with either the Custodian or held in bank cash accounts at Northern Trust Company (and used to pay Partnership operating expenses). For the Partnership’s cash deposited at the Custodian, the Partnership receives cash management services from J.P. Morgan Investment Management Inc. (“JPMIM”).

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

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at September 30, 2017 and December 31, 2016 are reflected within the Condensed Schedules of Investments.

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

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital. Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2017 or December 31, 2016. However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Partnership is subject to income tax examinations by major taxing authorities for all tax years since 2013.

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of September 30, 2017 and December 31, 2016 or for the three and nine months ended September 30, 2017 and 2016.

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

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement. The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the nine months ended September 30, 2017 and 2016.

NOTE 3 - RELATED PARTY TRANSACTIONS

A. General Partner Management Fee

The General Partner receives a monthly management fee from the Partnership equal to 0.104% (1.25% annually) for Class A and Class B, and 0.0625% (0.75% annually) for Institutional Interests of the Partnership's net asset value apportioned to each Partner’s capital account at the beginning of the month, before deduction of any accrued incentive fees related to the current quarter (the “management fee net asset value”). The General Partner may declare any Limited Partner a “Special Limited Partner” and the management fees or incentive fees charged to any such partner may be different than those charged to other Limited Partners. For the three and nine months ended September 30, 2017 and 2016, there were no Special Limited Partners.

Total management fees earned by the General Partner for the three and nine months ended September 30, 2017 and 2016 are shown on the Statements of Income (Loss) as Management Fee.

B. Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the three and nine months ended September 30, 2017, administrative fees for Class A Interests were $18,160 and $53,713, respectively, and administrative fees for Class B Interests were $6,568 and $19,742, respectively. For the three and nine months ended September 30, 2016, administrative fees for Class A Interests were $15,713 and $44,595, respectively, and administrative fees for Class B Interests were $6,109 and $18,150, respectively.

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

At September 30, 2017 and December 31, 2016 the Partnership had charges for brokerage-related services payable to Altegris Clearing Solutions of $17,036 and $8,703, respectively, and service fees payable to Altegris Investments of $5,424 and $5,432, respectively. The following tables show the fees paid to Altegris Investments and Altegris Clearing Solutions for the three and nine months ended September 30, 2017 and 2016, respectively:

	Three months ended September 30, 2017	Nine months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2016
Altegris Clearing Solutions - Brokerage Commission fees	$55,932	$146,347	$54,978	$148,626
Altegris Investments- Service fees	16,261	50,123	15,507	47,182
Total	$72,193	$196,470	$70,485	$195,808

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

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 5 - SERVICE FEES

As compensation for the continuing services of the selling agents to the Class A Limited Partners, Class A Interests pay the selling agents an ongoing monthly payment of 0.166% (2% annually) of the net asset value of interests sold by the agents that are outstanding at month-end. As compensation for the continuing services of the selling agents to the Limited Partners holding Institutional Interests, the selling agents may elect the Institutional Interests to pay the selling agents an ongoing monthly payment of 0.0417% (0.50% annually) of the net asset value of Institutional Interests sold by the agents that are outstanding at month-end. For the three and nine months ended September 30, 2017, service fees for Class A Interests were $109,133 and $325,375, respectively and service fees for Institutional Interests were $214 and $286, respectively. For the three and nine months ended September 30, 2016, service fees for Class A Interests were $95,549 and $271,616, respectively. However, there were no service fees for Institutional Interests for the three and nine months ended September 30, 2016.

NOTE 6 - BROKERAGE COMMISSIONS AND CHARGES

The Partnership is subject to monthly brokerage charges equal to the greater of: (A) actual commissions and expenses paid to the Clearing Broker by the Partnership; or (B) an amount equal to 0.125% of the management fee net asset value of all Limited Partners’ month-end capital account balances (1.50% annually) (the “Minimum Amount”).

If actual commissions and expenses paid to the Clearing Broker in a month (in (A) above) are less than the Minimum Amount, the Partnership will pay to the Introducing Broker the difference as payment for brokerage-related services, including, but not limited to, monitoring trade, execution, clearing, custodial and distribution services provided to the Partnership. If actual commissions and expenses paid to the Clearing Broker in a month (in (A) above) are greater than the Minimum Amount, the Partnership pays only the amounts described in (A) above. The Partnership’s payments of brokerage commissions to the Clearing Broker for clearing trades on its behalf, and payments to the Introducing Broker for brokerage- related services, if any, are reflected in the Statements of Income (Loss) as Brokerage Commissions.

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

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the fair value of derivative contracts as of September 30, 2017 and December 31, 2016. The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the derivative contracts qualify for net presentation in the Statements of Financial Condition.

September 30, 2017

Type of Futured Contracts	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value
Futures Contracts
Currencies	$88,467	$(14,931)	$73,536
Energy	13,416	(2,850)	10,566
Interest Rates	1,300	(140,294)	(138,994)
Metals	1,177	(116,349)	(115,172)
Stock Indices	872,318	–	872,318
Treasury Rates	103,191	(20,505)	82,686

	$1,079,869	$(294,929)	$784,940

December 31, 2016

Type of Futured Contracts	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value
Futures Contracts
Currencies	$1,929	$(23,821)	$(21,892)
Energy	54,724	–	54,724
Interest Rates	241,292	(47,917)	193,375
Metals	12,679	(13,201)	(522)
Stock Indices	80,172	(115,708)	(35,536)
Treasury Rates	–	(37,879)	(37,879)

	$390,796	$(238,526)	$152,270

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three and nine months ended September 30, 2017 and 2016.

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading derivatives contracts.

Three Months Ended September 30, 2017

Type of Futured Contracts	Realized	Change in Unrealized

Futures Contracts
Currencies	$(144,322)	$69,949
Energy	(203,083)	190,593
Interest Rates	(821,874)	(134,797)
Metals	13,266	(128,201)
Stock Indices	339,800	1,127,683
Treasury Rates	(185,332)	(82,380)

	$(1,001,545)	$1,042,847

For the three months ended September 30, 2017, the number of futures contracts closed was 6,596. These closed contract amounts are representative of the Partnership’s volume of derivative activity during the period.

Nine Months Ended September 30, 2017

Type of Futured Contracts	Realized	Change in Unrealized

Futures Contracts
Currencies	$307,544	$95,428
Energy	(661,324)	(44,158)
Interest Rates	(2,352,287)	(332,369)
Metals	263,047	(114,650)
Stock Indices	3,198,886	907,854
Treasury Rates	1,063,574	120,565

	$1,819,440	$632,670

For the nine months ended September 30, 2017, the number of futures contracts closed was 22,589. These closed contract amounts are representative of the Partnership’s volume of derivative activity during the period.

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Three Months Ended September 30, 2016

Type of		Change in
Futures Contracts	Realized	Unrealized

Currencies	$(184,991)	$(6,876)
Energy	(163,643)	(61,572)
Interest Rates	(189,983)	79,059
Metals	2,187	10,043
Stock Indices	1,375,639	356,410
Treasury Rates	(178,332)	44,528
	$660,877	$421,592

For the three months ended September 30, 2016, the number of futures contracts closed was 4,866. These closed contract amounts are representative of the Partnership’s volume of derivative activity during the period.

Nine Months Ended September 30, 2016

Type of		Change in
Futures Contracts	Realized	Unrealized

Currencies	$(149,467)	$(15,914)
Energy	(357,102)	(16,646)
Interest Rates	422,348	67,755
Metals	129,060	(18,680)
Stock Indices	3,555,040	158,770
Treasury Rates	218,246	65,791
	$3,818,125	$241,076

For the nine months ended September 30, 2016, the number of futures contracts closed was 16,175. These closed contract amounts are representative of the Partnership’s volume of derivative activity during the period.

With respect to futures contracts and options on futures contracts, the Partnership has entered into an agreement with the Clearing Broker which grants the Clearing Broker the right to offset recognized derivative assets and derivative liabilities if certain conditions exist, which would require the Clearing Broker to liquidate the Partnership’s positions. These events include the following: (i) the Clearing Broker is directed or required by a regulatory or self-regulatory organization, (ii) the Clearing Broker determines, at its discretion, that the risk in the Partnership’s account must be reduced for protection of the Clearing Broker, (iii) upon the Partnership’s breach or failure to perform on its contractual agreements with the Clearing Broker, (iv) upon the commencement of bankruptcy, insolvency or similar proceeding for the protection of creditors against the Partnership, or (v) upon the dissolution, winding- up, liquidation or merger of the Partnership.

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets
				Gross Amounts Not Offset in the Statement of Financial Condition
As of September 30, 2017
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount
Futures Contracts	$1,079,869	$(294,929)	$784,940	$–	$–	$784,940

Offsetting the Financial Liabilities and Derivative Liabilities
				Gross Amounts Not Offset in the Statement of Financial Condition
As of September 30, 2017
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount
Futures Contracts	$(294,929)	$294,929	$–	$–	$–	$–

Offsetting the Financial Assets and Derivative Assets
				Gross Amounts Not Offset in the Statement of Financial Condition
As of December 31, 2016
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount
Futures Contracts	$390,796	$(238,526)	$152,270	$–	$–	$152,270

Offsetting the Financial Liabilities and Derivative Liabilities
				Gross Amounts Not Offset in the Statement of Financial Condition
As of December 31, 2016
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount
Futures Contracts	$(238,526)	$238,526	$–	$–	$–	$–

(1)  The Partnership posted additional collateral of $3,488,391 for 2017 and $3,040,054 for 2016 with the Clearing Broker. The Partnership may post collateral due to a variety of factors that may include, without limitation, initial margin or other requirements that are based on notional amounts which may exceed the fair value of the derivative contract.

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

All of the contracts currently traded by the Partnership are exchange traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions because, in over-the-counter transactions, the Partnership must rely solely on the credit of its respective individual counterparties. However, in the future, if the Partnership were to enter into non- exchange traded contracts, it would be subject to the credit risk associated with counterparty non- performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any.

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

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three and nine months ended September 30, 2017 and 2016. This information has been derived from information presented in the financial statements.

	Three Months ended September 30, 2017

					Institutional
	Class A		Class B		Interest

Total return for Limited Partners (3)
Total return prior to incentive fees	(1.23%	)	(0.74%	)	(0.54%	)
Incentive fees	(0.00%	)	(0.01%	)	(0.00%	)

Total return after incentive fees	(1.23%	)	(0.75%	)	(0.54%	)

Ratio to average net asset value
Expenses prior to incentive fees (2)	4.65%		2.62%		1.78%
Incentive fees (3)	0.00%		0.01%		0.00%

Total expenses	4.65%		2.63%		1.78%

Net investment loss (1) (2)	(3.74%	)	(1.78%	)	(0.98%	)

	Nine Months ended September 30, 2017

					Institutional
	Class A		Class B		Interest

Total return for Limited Partners (3)
Total return prior to incentive fees	3.90%		5.44%		6.07%
Incentive fees	(2.12%	)	(2.13%	)	(2.18%	)

Total return after incentive fees	1.78%		3.31%		3.89%

Ratio to average net asset value
Expenses prior to incentive fees (2)	4.62%		2.58%		1.81%
Incentive fees (3)	2.00%		2.07%		1.70%

Total expenses	6.62%		4.65%		3.51%

Net investment loss (1) (2)	(4.03%	)	(2.01%	)	(1.21%	)

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 10 - FINANCIAL HIGHLIGHTS (CONTINUED)

	Three Months ended September 30, 2016

					Institutional
	Class A		Class B		Interest

Total return for Limited Partners (3)
Total return prior to incentive fees	2.42%		2.92%		3.13%
Incentive fees	(0.92%	)	(0.93%	)	(0.99%	)
Total return after incentive fees	1.50%		1.99%		2.14%

Ratio to average net asset value
Expenses prior to incentive fees (2)	4.49%		2.47%		1.65%
Incentive fees (3)	0.92%		0.93%		0.99%

Total expenses	5.41%		3.40%		2.64%

Net investment loss (1) (2)	(4.34%	)	(2.32%	)	(1.49%	)

	Nine Months ended September 30, 2016

					Institutional
	Class A		Class B		Interest

Total return for Limited Partners (3)
Total return prior to incentive fees	11.43%		13.09%		13.76%
Incentive fees	(2.27%	)	(2.40%	)	(2.96%	)
Total return after incentive fees	9.16%		10.69%		10.80%

Ratio to average net asset value
Expenses prior to incentive fees (2)	4.81%		2.75%		1.93%
Incentive fees (3)	2.13%		2.23%		2.76%

Total expenses	6.94%		4.98%		4.69%

Net investment loss (1) (2)	(4.65%	)	(2.59%	)	(1.77%	)

Total return and the ratios to average net asset value are calculated for each class of Limited Partners’ capital taken as a whole. An individual Limited Partner’s total return and ratios may vary from the above returns and ratios due to the timing of their contributions and withdrawals and differing fee structures.

Total return is calculated on a monthly compounded basis.

____________________

(1)	Excludes incentive fee.
(2)	Annualized.
(3)	Not annualized.

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 11 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were available to be issued, and concluded that no events subsequent to September 30, 2017 have occurred that would require recognition or disclosure, except as noted below.

From October 1, 2017 through November 14, 2017, the Partnership had subscriptions of $306,873 and redemptions of $1,118,928. Management has determined there are no additional matters requiring disclosure.

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

Performance Summary

Three Months Ended September 30, 2017

During the third quarter of 2017, the Partnership incurred net realized and unrealized losses of $106,623 from its trading activities, net of brokerage commissions of $122,335. The Partnership accrued total expenses of $319,341, including $98,634 in management fees paid to the General Partner, $1,185 in incentive fees, and $169,191 in service and professional fees. The Partnership earned $71,636 in interest income during the third quarter of 2017. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the third quarter of 2017 is set forth below.

Third Quarter 2017. The Partnership enjoyed net positive performance for the month of July 2017, driven primarily by stock indices. Interest rates were the worst performing sector, followed by currencies, metals, and energies. The Partnership maintained net long stock index positions and net short interest rate positions throughout the month of July. Despite the ongoing tensions with North Korea and the inability of the U.S. Congress to pass significant legislation on health care reform, the equity markets moved higher throughout the month. Interest rates also moved higher which partially offset the Partnership’s gains in stock indices. The Partnership’s short positions in the Euro, Pound and Yen hindered profits as these specific currencies moved higher throughout July. The Partnership initially benefited from short crude oil positions until the market rose due to a drawdown in inventories and bullish production forecast from the Energy Information Administration. In August 2017, the Partnership was slightly negative. The worst performing was stock indices, followed by interest rates. The most profitable sector was metals, followed by currencies and energies. Although the first week for trading in August was relatively calm, the ongoing tension between the United States and North Korea sent the equity markets lower. The S&P regained its losses the following week but had to sell off to new monthly lows on rumors that Gary Cohn, a key architect of U.S. tax reform, planned to resign from the White House Economic Council. Despite the swings in stock indices, interest rate futures moved higher with losses in the sector throughout the month. The currency sector experienced gains attributed to the Euro with profits split evenly on the long and short side of the trade. Long positions in all of the metals contracts benefited during August. In September 2017, the Partnership had another net positive performance. The most profitable sector was stock indices, followed by currencies. Interest rates were the worst performing sector, followed by metals and energies. The Partnership maintained net long stock index positions for the duration of the September. The news of another North Korean nuclear test rattled the equity markets but they were able to rebound and trend higher throughout the month with the S&P 500 trading to all-time highs. Although the Partnership benefited from long interest rate positions earlier in the month, the sector was adversely impacted by the equity market recovery. Short positions in U.S. interest rate contracts limited overall losses in the sector, but long positions in metals were adversely impacted as money flowed to riskier assets

Three Months Ended September 30, 2016

During the third quarter of 2016, the Partnership achieved net realized and unrealized gains of $981,287 from its trading activities, net of brokerage commissions of $105,102. The Partnership accrued total expenses of $525,775, including $85,615 in management fees paid to the General Partner, $259,182 in incentive fees, and $147,019 in service and professional fees. The Partnership earned $11,155 in interest income during the third quarter of 2016. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the third quarter of 2016 is set forth below.

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

Nine Months Ended September 30, 2017

During the nine months ended September 30, 2017, the Partnership achieved net realized and unrealized gains of $2,078,328 from its trading activities, net of brokerage commissions of $361,862. The Partnership accrued total expenses of $1,567,826, including $292,227 in management fees paid to the General Partner, $635,359 in incentive fees, and $494,927 in service and professional fees. The Partnership earned $140,425 in interest income during the nine months ended September 30, 2017. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the nine months ended September 30, 2017 is set forth below.

Third Quarter 2017.  The Partnership enjoyed net positive performance for the month of July 2017, driven primarily by stock indices. Interest rates were the worst performing sector, followed by currencies, metals, and energies. The Partnership maintained net long stock index positions and net short interest rate positions throughout the month of July. Despite the ongoing tensions with North Korea and the inability of the U.S. Congress to pass significant legislation on health care reform, the equity markets moved higher throughout the month. Interest rates also moved higher which partially offset the Partnership’s gains in stock indices. The Partnership’s short positions in the Euro, Pound and Yen hindered profits as these specific currencies moved higher throughout July. The Partnership initially benefited from short crude oil positions until the market rose due to a drawdown in inventories and bullish production forecast from the Energy Information Administration. In August 2017, the Partnership was slightly negative. The worst performing was stock indices, followed by interest rates. The most profitable sector was metals, followed by currencies and energies. Although the first week for trading in August was relatively calm, the ongoing tension between the United States and North Korea sent the equity markets lower. The S&P regained its losses the following week but had to sell off to new monthly lows on rumors that Gary Cohn, a key architect of U.S. tax reform, planned to resign from the White House Economic Council. Despite the swings in stock indices, interest rate futures moved higher with losses in the sector throughout the month. The currency sector experienced gains attributed to the Euro with profits split evenly on the long and short side of the trade. Long positions in all of the metals contracts benefited during August. In September 2017, the Partnership had another net positive performance. The most profitable sector was stock indices, followed by currencies. Interest rates were the worst performing sector, followed by metals and energies. The Partnership maintained net long stock index positions for the duration of the September. The news of another North Korean nuclear test rattled the equity markets but they were able to rebound and trend higher throughout the month with the S&P 500 trading to all-time highs. Although the Partnership benefited from long interest rate positions earlier in the month, the sector was adversely impacted by the equity market recovery. Short positions in U.S. interest rate contracts limited overall losses in the sector, but long positions in metals were adversely impacted as money flowed to riskier assets

Second Quarter 2017.  The Partnership was slightly negative for the month of April 2017. The worst performing sector was interest rates, followed by energies. The most profitable sector was stock indices with currencies and metals contributing positively. The Partnership sustained losses in early April from long positions in U.S. stock indices. Tensions with North Korea and Syria and the looming French presidential election were among the geopolitical risks overshadowing financial markets and fueling a move out of riskier assets. Despite these early losses in equity indices, the partnership continued to add to those long positions until the last week of the month. The results of the French election on April 23rd were seen as favorable to stability in the European Union. Global stock markets surged higher, pushing the equity sector into the black for the month. Negative performance in the interest rate sector persisted throughout the month. Initially, short German interest rate positions suffered as equity markets came under pressure. The Partnership reversed interest rate positions midmonth, which resulted in further losses as equity markets rallied into month end. Losses in the energy sector occurred late in the month as crude prices broke lower on bearish inventory data. The Partnership was also slightly negative for the month of May 2017. The worst performing sectors were interest rates and energies. The most profitable sectors were currencies and stock indices as well as metals making a positive contribution. The Partnership earned gains in early May with long stock index and short interest rate positions. As the month wore on, simmering political turmoil in the United States began to erode confidence in the ability of the current administration to focus on a meaningful legislative agenda. On May 17th, markets were jolted when a leaked FBI memo suggested that the President may have interfered with an investigation. The S&P suffered its worst day in eight months, while bonds surged higher on the news. Despite any resolution of the issue, the S&P bounced back, returning the stock index sector into the black by month end. As a result of the uncertainty throughout the month, the U.S. Dollar traded lower and the Partnership benefited from long foreign currency positions. Short crude oil positions were profitable early in the month on the lack of any meaningful cuts from OPEC; however, bullish inventory data reversed this trend, pushing the sector negative for the month. The Partnership was nearly flat for the month of June 2017. The best performing sector was currencies, followed by stock indices and metals. The worst performing sector were interest rates and energies. The Partnership produced positive returns through early June, driven by stock index positions and strategic positioning in gold on both the long and short sides. These early gains reversed midmonth when volatility in equity markets dramatically increased following a sharp sell-off in tech stocks. The turbulence in equity markets was then coupled with the FOMC’s decision on June 14th to kike the Fed Funds rate. These conditions, along with steadily declining energy markets, let to profits from short energy positions and losses from short U.S. and German interest rate positions through June 23rd. The final week of the month, the Partnership experience losses in stock index and energy positions, partially offset by gains in short U.S. interest rate positions and long Euro and Pound positions.

First Quarter 2017.  The Partnership enjoyed net positive performance for the month of January 2017, driven primarily by stock indices, with interest rates and metals contributing modestly. Energies were the worst performing sector and currencies also experienced negative return. As equity prices rebounded from a late December slump, the Partnership’s long equity positions generated strong performance early in January. The Partnership remained net long throughout most of the month as equity markets reached new highs and the Dow broke through the 20,000 level for the first time. The Partnership reversed to short and earned additional gains when markets sold off into month end. After initially sustaining losses on long interest rate positions, the Partnership went short midmonth. A hawkish speech by Federal Reserve Chair Janet Yellen on January 18th led to a selloff in interest rate futures, turning the sector positive for the month. The bulk of the energy sector’s underperformance occurred early in January when short crude oil positions took a hit on record export numbers out of Iraq, which raised concerns about the stability of OPEC’s production agreement. In February 2017, the Partnership experienced a slightly positive net performance gain, driven by gains in interest rates and currencies. The worst performing sector was stock indices, followed by metals and energies. February began with uncertainty, as short U.S. and European stock index positions suffered as markets ground higher on relatively low volatility and little news. The Partnership reversed to long midmonth, which tempered losses as stock indices continued to rise. The Partnership fared much better in the interest rate sector. Initially long U.S. Treasuries, the Partnership reversed in time to benefit from declining rates through the middle of February. These gains were partially offset by a growing long position in European interest rates.  Bonds reached their monthly low on the 15th but traded higher into month end, which resulted in profits as European interest rates had become the Partnership’s largest positon.  End-of-month gains in the sector were driven by the Euro-Bund.  For March 2017, the Partnership again ended the month with slightly positive performance, driven by stock indices, metals and currencies, and with interest rates and energies detracting from overall performance. The Partnership initially experienced strong performance as U.S. stock indices surged to all-time highs on the first day of the month. Equity markets then edged lower on concerns of the upcoming presidential election in France and the debate over health care reform in the United States. The Partnership reduced its long positions throughout the month, going net short for a brief period before going long again ahead of a vote in Congress regarding U.S. health care. Initially trading lower on disappointment from Congress’ failure to pass health care legislation, stock indices shrugged off the news and traded higher into month end. Profits in long U.S. and European stock indices were offset in part by losses in long European interest rates. The Partnership reversed interest rate positions midmonth, racking up losses on short European positions as markets traded higher in the second half of March. To its benefit, the Partnership shifted its U.S. interest rate positions from short to long during the month, which limited losses for the sector overall.

Nine Months Ended September 30, 2016

During the nine months ended September 30, 2016, the Partnership achieved net realized and unrealized gains of $3,753,899 from its trading activities, net of brokerage commissions of $302,670. The Partnership accrued total expenses of $1,405,265, including $264,404 in management fees paid to the General Partner, $587,721 in incentive fees, and $439,232 in service and professional fees. The Partnership earned $31,679 in interest income during the nine months ended September 30, 2016. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the nine months ended September 30, 2016 is set forth below.

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

Month	Amount Redeemed
July 31, 2017	$391,542
August 31, 2017	$366,189
September 30, 2017	$400,414

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

Exhibit Number	Description of Document
4.1	Second Amended and Restated Agreement of Limited Partnership of Altegris QIM Futures Fund, L.P.

The following exhibits are included herewith.

Exhibit Number	Description of Document
31.01	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.02	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.01	Section 1350 Certification of Principal Executive Officer
32.02	Section 1350 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2017

ALTEGRIS QIM FUTURES FUND, L.P.

By:	ALTEGRIS ADVISORS, L.L.C.,
its general partner

/s/ Martin Beaulieu
Martin Beaulieu, Principal Executive Officer and Principal Financial Officer

