Form 10-K
period 2017-12-31
Altegris QIM Futures Fund, L.P.
filed 2018-04-02
CIK 1469317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

i

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

As of February 28, 2018, the aggregate net asset value of the Interests in the Partnership before redemptions was $28,570,344. The Partnership operates on a calendar fiscal year and has no subsidiaries.

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

SGAS paid, during 2017, to the Introducing Broker a portion of the brokerage commissions and transaction fees received from the Partnership as well as a portion of the interest income received on the Partnership’s assets. Monthly brokerage charges equal to the greater of (A) actual commissions of $9.75 per round-turn (higher for certain exchanges or commodities) multiplied by number of round-turn trades, which amount includes other transaction costs; or (B) an amount equal to 0.125% of the management fee net asset value of all Interest holders’ month-end capital account balances (1.50% annually). A round-turn is both the purchase, or sale, of a commodity interest contract and the subsequent offsetting sale, or purchase, of the contract. If actual monthly commissions and transaction costs in (A) above are less than the amount in (B) above, the Partnership will pay the difference to the Introducing Broker as payment for brokerage-related services. In any month when the amount in (A) is greater than the amount in (B) above, the Partnership pays only the amount described in (A) above.

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

(b)           Holders

As of February 28, 2018 the Partnership had 402 holders of Interests.

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

The following table summarizes Limited Partner redemptions during the fourth calendar quarter of 2017:

Month Ended	Amount Redeemed

October 31, 2017	$1,118,927
November 30, 2017	243,602
December 31, 2017	203,427
Total	$1,565,956

ITEM 6: SELECTED FINANCIAL DATA

Not required.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to “Item 8. Financial Statements and Supplementary Data.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

(a)           Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed. Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading. A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities. Through December 31, 2017 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Performance Summary

2017

During 2017, the Partnership achieved net realized and unrealized gains of $2,832,125 from all trading; gains of $2,850,217 from trading of derivatives including brokerage commissions of $481,792. The Partnership incurred total expenses of $1,934,263, including $704,344 in incentive fees, $389,011 in management fees paid to the General Partner, and $645,449 in service and professional fees. The Partnership earned $218,658 in interest income during 2017. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for each quarter during 2017 is set forth below.

Fourth Quarter 2017. The Partnership enjoyed net positive performance for the month of October 2017, driven primarily by stock indices. Currencies were the worst performing sector, followed by interest rates, metals and energies. The Partnership benefited from long positions across numerous global stock indices as the S&P 500 trended higher. The Partnership reversed its U.S. stock index positions towards the end of the month and generated profits on a short Nasdaq position. While the Partnership’s, long positions in the Euro and Pound, as well as short positions across U.S. and German interest rate contracts hindered performance. The majority of losses in the currency and interest rate sectors occurred in late October after comments from the European Central Bank together with Catalonia’s push for independence. In November 2017, the Partnership was slightly negative. The worst performing sector was stock indices followed by interest rates and energies. The sectors with positive performance included currencies and metals. The Partnership’s positions in the S&P 500, DJ Euro Stoxx 50 and Dax led to the majority of November’s losses in the stock index sector. Partnership gains from a long Nikkei position were offset by losses from a short Hang Seng position. Although the Partnership realized profits on the Euro and Gold, it suffered from positions across European and U.S. interest rate contracts, as well as long and short positions in Natural Gas. In December 2017, the Partnership had another net positive performance. The best performing sector for the month was stock indices, followed by metals and energies. Currencies and interest rates were the worst performing sectors. During the first half of the month, the Partnership earned profits in the S&P 500, Dax, DJ Euro Stoxx 50, Hang Seng and Nikkei contracts. Losses in the Euro and Pound offset Partnership gains from interest rate and energy positions. During the final two weeks of December 2017, the Partnership benefited from long positions in Gold, Silver, Copper and the Euro. The Partnership’s returns during this time suffered from trades on both the long and short sides of the Hang Seng, Dax, U.S. 30-Year and Ultra Bond contracts.

Third Quarter 2017. The Partnership enjoyed net positive performance for the month of July 2017, driven primarily by stock indices. Interest rates were the worst performing sector, followed by currencies, metals, and energies. The Partnership maintained net long stock index positions and net short interest rate positions throughout the month of July. Despite the ongoing tensions with North Korea and the inability of the U.S. Congress to pass significant legislation on health care reform, the equity markets moved higher throughout the month. Interest rates also moved higher which partially offset the Partnership’s gains in stock indices. The Partnership’s short positions in the Euro, Pound and Yen hindered profits as these specific currencies moved higher throughout July. The Partnership initially benefited from short crude oil positions until the market rose due to a drawdown in inventories and bullish production forecast from the Energy Information Administration. In August 2017, the Partnership was slightly negative. The worst performing was stock indices, followed by interest rates. The most profitable sector was metals, followed by currencies and energies. Although the first week for trading in August was relatively calm, the ongoing tension between the United States and North Korea sent the equity markets lower. The S&P regained its losses the following week but had to sell off to new monthly lows on rumors that Gary Cohn, a key architect of U.S. tax reform, planned to resign from the White House Economic Council. Despite the swings in stock indices, interest rate futures moved higher with losses in the sector throughout the month. The currency sector experienced gains attributed to the Euro with profits split evenly on the long and short side of the trade. Long positions in all of the metals contracts benefited during August. In September 2017, the Partnership had another net positive performance. The most profitable sector was stock indices, followed by currencies. Interest rates were the worst performing sector, followed by metals and energies. The Partnership maintained net long stock index positions for the duration of the September. The news of another North Korean nuclear test rattled the equity markets but they were able to rebound and trend higher throughout the month with the S&P 500 trading to all-time highs. Although the Partnership benefited from long interest rate positions earlier in the month, the sector was adversely impacted by the equity market recovery. Short positions in U.S. interest rate contracts limited overall losses in the sector, but long positions in metals were adversely impacted as money flowed to riskier assets.

Second Quarter 2017. The Partnership was slightly negative for the month of April 2017. The worst performing sector was interest rates, followed by energies. The most profitable sector was stock indices with currencies and metals contributing positively. The Partnership sustained losses in early April from long positions in U.S. stock indices. Tensions with North Korea and Syria and the looming French presidential election were among the geopolitical risks overshadowing financial markets and fueling a move out of riskier assets. Despite these early losses in equity indices, the Partnership continued to add to those long positions until the last week of the month. The results of the French election on April 23rd were seen as favorable to stability in the European Union. Global stock markets surged higher, pushing the equity sector into the black for the month. Negative performance in the interest rate sector persisted throughout the month. Initially, short German interest rate positions suffered as equity markets came under pressure. The Partnership reversed interest rate positions midmonth, which resulted in further losses as equity markets rallied into month end. Losses in the energy sector occurred late in the month as crude prices broke lower on bearish inventory data. The Partnership was also slightly negative for the month of May 2017. The worst performing sectors were interest rates and energies. The most profitable sectors were currencies and stock indices as well as metals making a positive contribution. The Partnership earned gains in early May with long stock index and short interest rate positions. As the month wore on, simmering political turmoil in the United States began to erode confidence in the ability of the current administration to focus on a meaningful legislative agenda. On May 17th, markets were jolted when a leaked FBI memo suggested that the President may have interfered with an investigation. The S&P suffered its worst day in eight months, while bonds surged higher on the news. Despite any resolution of the issue, the S&P bounced back, returning the stock index sector into the black by month end. As a result of the uncertainty throughout the month, the U.S. Dollar traded lower and the Global Program benefited from long foreign currency positions. Short crude oil positions were profitable early in the month on the lack of any meaningful cuts from OPEC; however, bullish inventory data reversed this trend, pushing the sector negative for the month. The Partnership was nearly flat for the month of June 2017. The best performing sector was currencies, followed by stock indices and metals. The worst performing sector were interest rates and energies. The Partnership produced positive returns through early June, driven by stock index positions and strategic positioning in gold on both the long and short sides. These early gains reversed midmonth when volatility in equity markets dramatically increased following a sharp sell-off in tech stocks. The turbulence in equity markets was then coupled with the FOMC’s decision on June 14th to kike the Fed Funds rate. These conditions, along with steadily declining energy markets, let to profits from short energy positions and losses from short U.S. and German interest rate positions through June 23rd. The final week of the month, the Partnership experience losses in stock index and energy positions, partially offset by gains in short U.S. interest rate positions and long Euro and Pound positions.

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

8

2016

During 2016, the Partnership achieved net realized and unrealized gains of $5,596,747 from all trading; gains of $5,583,800 from trading of derivatives including brokerage commissions of $409,189. The Partnership incurred total expenses of $2,217,157, including $1,106,228 in incentive fees, $333,163 in management fees paid to the General Partner, and $581,718 in service and professional fees. The Partnership earned $46,173 in interest income during 2015. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for each quarter during 2016 is set forth below.

Fourth Quarter 2016. The Partnership was down for the month of October 2016. Underperformance was driven by stock indices, while the most profitable sector was currencies, followed by metals. Early in the month, long stock index and interest rate positions suffered as markets digested hawkish commentary from the Federal Reserve, a rising dollar and continued uncertainty surrounding the U.S. presidential election. The Partnership remained net long as stock indices recovered, only to sell off again in the last week of trading when the focus on the election intensified. Short positions in interest rate futures acquired mid-month did offset some of those losses as bonds traded to their lowest level in four months. The U.S. Dollar strengthened throughout the month, benefiting the Partnership’s short currency positions. The bulk of profits in the metals sector were attributed to a short position in gold, for which prices collapsed early in the month. The Partnership had overall positive returns for the month of November, 2016, with performance driven by stock indices, while metals were the worst performing sector, followed by energies. The Partnership began the month with significant long U.S. stock index positions. Initially, markets traded lower ahead of uncertainty about the U.S. presidential election, and post-election, stock markets sold off dramatically only to rebound and close higher by the end of the following trading day. The Partnership remained long while indices climbed higher through the end of the month. A long gold position acquired midmonth was the primary driver for losses in the metals sector with that market trading to nine-month lows on continued strength in the equity markets. In the energies sector, the Partnership sustained losses on short crude oil positions as markets moved higher on speculation that OPEC was nearing an agreement for production cuts. The Partnership was up for the month of December 2016. The most profitable sectors were stock indices, followed by interest rates. The only sector with negative performance was metals. Early in the month, long stock index positions suffered as equity prices traded lower on concerns that the postelection rally was overdone and questions about the trade policy of the incoming administration. However, the Partnership increased its long exposure to the sector and profited as markets reversed later in the month. Long interest rate positions were a steady drag on performance until mid-month, but after an interest rate announcement on December 15, 2016, interest rate futures crept higher for the remainder of the month, pushing the sector into profitable territory in the second half of the month. Strength in equity markets and trade policy concerns led to general weakness in prices for the metals sector. The Partnership held long positions in all metals contracts for the entire month, resulting in underperformance for the month

Third Quarter 2016. The Partnership was mixed for the month of July 2016, ending the month flat to slightly negative. The only profitable sector was stock indices. Interest rates were the worst performing sector, followed by energies. Returns initially had a strong start with long U.S. and short European stock index positions but lingering concerns over the impact of Brexit weighed on European indices, while U.S. indices outperformed on the back of a surprisingly strong nonfarm payroll number on July 8th. Performance in stock indices remained strong throughout the month; however, losses in long interest rate positions offset much of these gains as bonds moved higher on the increased probability of rate hikes. The Partnership remained net long stock indices but reversed into short interest rate futures in anticipation of an upcoming Federal Reserve meeting. As expected, rates were left unchanged and, despite a hawkish tone from the Federal Reserve, stocks and bonds both traded higher with losses in interest rate futures offsetting gains in stock indices. Thereafter, focus shifted to the Bank of Japan meeting, which disappointed markets with a less accommodative monetary and fiscal policy than had been expected. The Yen surged higher and the Partnership’s short Yen position eroded much of the overall gains going into month end. In August 2016, the Partnership experienced positive overall performance with the most profitable sector being interest rates, followed closely by stock indices. Metals were slightly positive, while the currency and energy sectors were both negative. The Partnership initially profited as with net long stock index and short interest rate positions, as the S&P and Nasdaq soared to record highs, and then reversed into short stock indices in the middle of the month as equity markets became increasingly choppy. Despite a decidedly hawkish tone by the Federal Reserve at an August 2016 meeting, equity markets traded higher into month end, paring gains in the stock index sector. Losses in the currency sector early in the month were attributed to a short Yen position that declined when the Bank of Japan announced stimulus measures that did not include further monetary easing. By month end, the Partnership had reversed into long currency positions and suffered additional losses as the U.S. Dollar surged. In September 2016, the Partnership experienced solid profits as the main driver of performance was stock indices, whereas the worst performing sector was currencies. The Partnership came into the month short global equity indices and achieved mixed results through the first week of trading. Between September 9th & 10th, signals in equity indices reversed as global stock markets sold off dramatically on the 9th and rallied back on the 10th. The Partnership earned significant profits on both sides of the trade, and returns remained long going into the September Federal Reserve, which spurred a two-day rally in U.S. equity markets. The Partnership then gave back a portion of gains as markets became increasingly choppy going into month end. Currency losses accrued early in the month and were primarily attributable to short Euro positions as a hawkish European Central Bank meeting sent the currency sharply higher. The bulk of the losses in energies came in the last week of trading when short crude positions suffered on the news that OPEC had reached a preliminary agreement on the first production cuts in eight years.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2017. In making this assessment, Management used the criteria set forth in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2017, the Partnership’s internal control over financial reporting was effective.

(c)           Changes in Internal Control over Financial Reporting

There were no changes in the Partnership’s internal control over financial reporting during the quarter and year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)           Identification of Directors and Executive Officers

(i)           The Partnership has no officers, directors, or employees.  The Partnership’s affairs are managed by the General Partner (although it has delegated trading and investment authority to the Advisor and administrative duties to Altegris).  The General Partner is indirectly owned by AqGen Liberty Holdings LLC (“AqGen”), an entity owned and controlled by (i) private equity funds managed by Aquiline Capital Partners LLC and its affiliates (“Aquiline”), and by Genstar Capital Management, LLC and its affiliates (“Genstar”), and (ii) certain senior management of the General Partner and its affiliates. Aquiline is a private equity firm located in New York, New York, and Genstar is a private equity firm located in San Francisco, California. The General Partner’s managers and executive officers are Martin Beaulieu and Matthew C. Osborne.

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

The Partnership has no officers or directors. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner, which has delegated discretionary authority over the Partnership’s trading to QIM. As of February 28, 2018, the General Partner’s general partner interest in the Partnership was valued at $858, which constituted approximately 0% of the Partnership’s total assets.  The General Partner and the principals of the General Partner may purchase Interests. As of February 28, 2018, the following managers and executive officers of the General Partner owned Interests in the Partnership:  None.  The direct and indirect holding of Interests of each manager and executive officer and the total aggregate ownership of Interests is 0% of the Partnership’s total assets.

(c)	Changes in Control

None.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Partnership does not engage in any transactions with the General Partner or its affiliates other than in respect of the services and payment of fees therefor described above in Item 1.

The Partnership paid to the General Partner monthly management fees totaling $389,011 for the year ended December 31, 2017. The Partnership paid to the General Partner administrative fees totaling $97,756 for the year ended December 31, 2017.

The Partnership paid to Altegris monthly continuing compensation of $65,990 for the year ended December 31, 2017. Clearing Solutions, in its capacity as the Introducing Broker for the Partnership, received from the Partnership’s clearing broker the following compensation: a portion of the brokerage commissions paid by the Partnership to SGAS, and of the interest income earned on Partnership’s assets held at SGAS, equal to $198,033 for the year ended December 31, 2017. In addition, Clearing Solutions, in its capacity as Introducing Broker, receives from the Partnership, monthly brokerage charges as described in Item 11. For the year ended December 31, 2017 the Partnership paid monthly brokerage charges of $206,296.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth (a) the fees billed to the Partnership for professional audit services provided by Ernst & Young LLP, the Partnership’s independent registered public accountant, for the audit of the Partnership’s annual financial statements for the year ended December 31, 2017 and (b) the fees expected to be billed to the Partnership for professional audit services provided by Ernst & Young LLP for the audit of the Partnership’s annual financial statements for the year ended December 31, 2017.

FEE CATEGORY	2017	2016

Audit Fees	$24,600	$24,600
Audit-Related Fees	$31,800	$31,800
Tax Fees	$58,028	$67,900
All Other Fees	–	–

TOTAL FEES	$114,428	$124,300

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

Exhibits

The following documents (unless otherwise indicated) are filed herewith and made part of this registration statement.

Exhibit Designation	Description

* 3.1	Certificate of Formation of APM – QIM Futures Fund L.P.

** 4.1	Second Amended and Restated Agreement of Limited Partnership of Altegris QIM Futures Fund, L.P.

* 10.1	Agreement with Quantitative Investment Management LLC

* 10.2	Selling Agency Agreement between APM – QIM Futures Fund L.P. and Altegris Investments Inc.

31.01	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Financial Executive Officer

32.01	Section 1350 Certification of Principal Executive Officer

32.02	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

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

Dated: April 2, 2018	Altegris QIM FUTURES FUND, L.P. By: ALTEGRIS ADVISORS, L.L.C.
By: /s/ Matthew C. Osborne Name: Matthew C. Osborne Title: Chief Investment Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant and in the capacities and on the date indicated.

Title with
Signature	General Partner	Date

/s/ Martin Beaulieu	Executive Chairman, Manager	April 2, 2018
Martin Beaulieu	(Principal Executive Officer)

/s/ Matthew C. Osborne	Chief Investment Officer, Manager	April 2, 2018
Matthew C. Osborne

(Being the principal executive officer, the principal financial officer and principal accounting officer, and a majority of the managers of Altegris Advisors, L.L.C.)

ALTEGRIS QIM Futures Fund, L.P.

FINANCIAL STATEMENTS

____________

TABLE OF CONTENTS

_____________

F-1

ALTEGRIS QIM Futures Fund, L.P.

AFFIRMATION OF THE COMMODITY POOL OPERATOR

_______________

To the Partners of

Altegris QIM Futures Fund, L.P.

To the best of the knowledge and belief of the undersigned, the information contained in this Annual Report for the years ended December 31, 2017, 2016 and 2015 is accurate and complete.

By: /s/ Martin Beaulieu Altegris Advisors LLC Commodity Pool Operator for Altegris QIM Futures Fund, L.P. By: Martin Beaulieu, Chief Executive Officer

Ernst & Young LLP One Commerce Square Suite 700 2005 Market Street Philadelphia, PA 19103	Tel: +1 215 448 5000 Fax: +1 215 448 5500 ey.com

Report of Independent Registered Public Accounting Firm

The General Partner and Limited Partners of Altegris QIM Futures Fund, L.P.

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Altegris QIM Futures Fund, L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2017 and 2016, and the related statements of income (loss) and changes in partners’ capital (net asset value) for each of the three years in the period ended December 31, 2017 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2017 and 2016, and the results of its operations and the changes in its partners’ capital for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of the Partnership’s internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2017, by correspondence with the custodian and broker. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Partnership’s auditor since 2011.

Philadelphia, PA

March 28, 2018

A member firm of Ernst & Young Global Limited

ALTEGRIS QIM FUTURES FUND, L.P.

STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2017 and DECEMBER 31, 2016

_______________

	2017	2016
ASSETS
Equity in commodity broker account:
Cash	$921,512	$2,375,064
Restricted cash	859,249	3,040,054
Restricted foreign currency (cost - $693,564 and $0)	688,780	–
Net unrealized gain on open futures contracts	309,752	279,170
Settled variation margin	106,499	–

	2,885,792	5,694,288

Cash	6,312,140	5,584,068
Investment securities at fair value (cost - $23,396,557 and $19,477,698)	23,396,654	19,477,549
Interest receivable	1,157	500

Total assets	$32,595,743	$30,756,405

LIABILITIES
Equity in commodity broker account:
Foreign currency due to broker (proceeds - $691,361 and $59,757)	$686,592	$60,524
Settled variation margin	0	126,900

	686,592	187,424

Redemptions payable	203,427	242,614
Incentive fees payable	68,985	518,507
Subscriptions received in advance	57,000	117,000
Service fees payable	42,515	40,518
Management fee payable	31,503	29,369
Brokerage commissions payable	17,374	14,859
Administrative fee payable	7,902	7,485
Other liabilities	130,243	154,165

Total liabilities	1,245,541	1,311,941

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	942	914
Limited Partners	31,349,260	29,443,550

Total partners' capital (Net Asset Value)	31,350,202	29,444,464

Total liabilities and partners' capital	$32,595,743	$30,756,405

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS

DECEMBER 31, 2017

_______________

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Fair Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$12,932,000	1/2/2018	Federal Farm Credit Bank Disc Note, 0.00%	$12,931,623	41.25%
1,500,000	1/2/2018	Federal Home Loan Bank Disc Note, 0.00%	1,500,000	4.78%
1,000,000	1/8/2018	Federal Home Loan Bank Disc Note, 0.99%*	999,785	3.19%

Total U.S. Government Agency Bonds and Notes (cost - $15,431,376)			15,431,408	49.22%

Corporate Notes
$700,000	1/11/2018	American Honda Finance Corporation, 1.43%	699,637	2.23%
701,000	1/26/2018	Banco del Estado de Chile, 1.55%	701,000	2.24%
700,000	1/26/2018	Bank of Montreal, 1.50%*	699,271	2.23%
701,000	1/26/2018	Canadian Imperial Holdings, Inc., 1.48%	700,279	2.23%
700,000	1/12/2018	The Coca-Cola Company, 1.32%	699,608	2.23%
235,000	10/1/2018	DCAT, LLC, 1.68%*	234,868	0.75%
700,000	1/12/2018	MetLife Short Term Funding LLC, 1.41%	699,601	2.23%
465,000	1/22/2018	National Rural Utilities Cooperation, 1.62%	464,574	1.48%
700,000	9/1/2018	PACCAR Financial Corporation, 1.48%*	699,682	2.23%
700,000	1/5/2018	Sumitomo Mitsui Banking Corporation, 1.37%	699,984	2.23%
467,000	1/5/2018	Sumitomo Mitsui Trust Bank Ltd., 1.37%	466,989	1.50%
250,000	1/8/2018	3M Company, 1.49%	249,902	0.80%
950,000	1/2/2018	Wal-Mart Stores, Inc., 1.24%	949,851	3.03%

Total Corporate Notes (cost - $7,965,181)			7,965,246	25.41%

Total Investment Securities (cost - $23,396,557)			$23,396,654	74.63%

* The rate reported is the effective yield at time of purchase.

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS (continued)

DECEMBER 31, 2017

_______________

	Range of Expiration Dates	Number of Contracts	Fair Value*	% of Partners' Capital

Long Futures Contracts:
Currencies	Mar 18	81	$96,610	0.31%
Interest Rates	Mar 18	36	(55,415)	(0.18)%
Metals	Feb 18 - Mar 18	83	316,177	1.01%
Stock Indices	Jan 18 - Mar 18	96	(5,279)	(0.02)%
Treasury Rates	Mar 18	309	68,158	0.22%

Total Long Futures Contracts		605	420,251	1.34%

Short Futures Contracts:
Currencies	Mar 18	27	(13,379)	(0.04)%
Energy	Jan 18	33	(44,184)	(0.14)%
Interest Rates	Mar 18	182	22,773	0.07%
Stock Indices	Mar 18	45	30,790	0.10%

Total Short Futures Contracts		287	(4,000)	(0.01)%

Total Futures Contracts			$416,251	1.33%

*Futures include settled variation margin.

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS

DECEMBER 31, 2016

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

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS (continued)

DECEMBER 31, 2016

_______________

	Range of Expiration Dates	Number of Contracts	Fair Value*	% of Partners' Capital

Long Futures Contracts:
Energy	Jan 17	47	$54,724	0.19%
Interest Rates	Mar 17	222	241,292	0.82%
Metals	Feb 17 - Mar 17	25	(522)	0.00%
Stock Indices	Jan 17 - Mar 17	524	(19,664)	(0.07)%

Total Long Futures Contracts		818	275,830	0.94%

Short Futures Contracts:
Currencies	Mar 17	34	(21,892)	(0.08)%
Interest Rates	Mar 17	51	(47,917)	(0.16)%
Stock Indices	Jan 17 - Mar 17	9	(15,872)	(0.05)%
Treasury Rates	Mar 17	114	(37,879)	(0.13)%

Total Short Futures Contracts		208	(123,560)	(0.42)%

Total Futures Contracts			$152,270	0.52%

*Futures include settled variation margin.

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.

STATEMENTS OF INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

_______________

	2017	2016	2015
TRADING GAIN (LOSS)
Gain (loss) on trading of futures
Net realized	$3,068,028	$5,870,954	$5,681,349
Net change in unrealized	263,981	122,035	61,821
Brokerage Commissions	(481,792)	(409,189)	(437,363)

Net gain (loss) from trading futures	2,850,217	5,583,800	5,305,807

Gain (loss) on trading of securities
Net realized	26,042	16,058	6,600
Net change in unrealized	246	207	5,281

Net gain (loss) from trading securities	26,288	16,265	11,881

Gain (loss) on trading of foreign currency
Net realized	(45,132)	(2,455)	(13,351)
Net change in unrealized	752	(863)	(7)

Net gain (loss) from trading foreign currency	(44,380)	(3,318)	(13,358)
Total trading gain (loss)	2,832,125	5,596,747	5,304,330

NET INVESTMENT INCOME (LOSS)
Income
Interest income	218,658	46,173	27,968

Expenses
Incentive fees	704,344	1,106,228	68,417
Service fees	433,956	369,560	352,938
Management fee	389,011	333,163	358,619
Professional fees	211,493	212,158	242,617
Administrative fee	97,756	84,855	90,388
Interest expense	24,194	40,328	21,042
Out of pocket fees	21,200	15,102	70,500
Other expenses	52,309	55,763	79,784

Total expenses	1,934,263	2,217,157	1,284,305

Net investment income (loss)	(1,715,605)	(2,170,984)	(1,256,337)

NET INCOME (LOSS)	$1,116,520	$3,425,763	$4,047,993

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

_______________

		Limited Partners

				Institutional	General
	Total	Class A	Class B	Interests	Partner

Balances at December 31, 2014	$40,347,727	$22,069,532	$13,349,109	$4,928,388	$698

Transfers	–	–	–	–	–

Capital additions	628,076	393,567	234,509	–	–

Capital withdrawals	(21,353,511)	(9,466,080)	(8,169,736)	(3,717,695)	–

From operations:
Net investment gain (loss)	(1,256,337)	(898,700)	(310,310)	(47,290)	(37)
Net realized gain (loss) from investments (net of brokerage commissions)	5,237,235	3,173,196	1,788,619	275,278	142
Net change in unrealized gain (loss) from investments	67,095	23,197	32,019	11,880	(1)
Net income (loss)	4,047,993	2,297,693	1,510,328	239,868	104

Balances at December 31, 2015	$23,670,285	$15,294,712	$6,924,210	$1,450,561	$802

Balances at December 31, 2015	$23,670,285	$15,294,712	$6,924,210	$1,450,561	$802

Transfers	–	–	–	–	–

Capital additions	4,082,682	3,916,689	165,993	–	–

Capital withdrawals	(1,734,266)	(1,259,807)	(474,459)	–	–

From operations:
Net investment gain (loss)	(2,170,984)	(1,579,463)	(490,710)	(100,744)	(67)
Net realized gain (loss) from investments (net of brokerage commissions)	5,475,368	3,666,412	1,491,321	317,460	175
Net change in unrealized gain (loss) from investments	121,379	82,946	31,732	6,697	4
Net income (loss)	3,425,763	2,169,895	1,032,343	223,413	112

Balances at December 31, 2016	$29,444,464	$20,121,489	$7,648,087	$1,673,974	$914

Balances at December 31, 2016	$29,444,464	$20,121,489	$7,648,087	$1,673,974	$914

Transfers	–	–	–	–	–

Capital additions	4,760,748	3,096,648	739,100 #	925,000	–

Capital withdrawals	(3,971,530)	(2,746,440)	(1,052,817)#	(172,273)	–

From operations:
Net investment gain (loss)	(1,715,605)	(1,311,939)	(327,796)	(75,813)	(57)
Net realized gain (loss) from investments (net of brokerage commissions)	2,567,146	1,740,295	652,948	173,825	78
Net change in unrealized gain (loss) from investments	264,979	186,165	66,801	12,006	7
Net income (loss)	1,116,520	614,521	391,953	110,018	28

Balances at December 31, 2017	$31,350,202	$21,086,218	$7,726,323	$2,536,719	$942

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS

_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

A. General Description of the Partnership

Altegris QIM Futures Fund, L.P. (“Partnership”) was organized as a Delaware limited partnership in June 2009. The Partnership's general partner is Altegris Advisors, L.L.C. (the "General Partner"). The General Partner has overall responsibility for the management, operation and administration of the Partnership, including the selection of its commodity trading adviser. The Partnership’s trading activities are conducted pursuant to an advisory contract with Quantitative Investment Management LLC (the “Advisor”). The Partnership speculatively trades commodity futures contracts, and may trade options on futures contracts, forward currency contracts and other commodity interests. The objective of the Partnership’s business is appreciation of its assets. It is subject to the regulations of the Commodity Futures Trading Commission (the “CFTC”), an agency of the United States (“U.S.”) government that regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges and futures commission merchants (brokers) through which the Partnership trades.

B. Method of Reporting

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Therefore, the Partnership follows the accounting and reporting guidelines for investment companies. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of December 31 2017 and 2016, and reported amounts of income and expenses for the years ended December 31, 2017, 2016 and 2015, respectively. Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that the differences could be material.

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

The fair value of U.S. government agency bonds and notes is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government agency bonds and notes are generally categorized in Level I or Level 2 of the fair value hierarchy. As of December 31, 2017 and 2016, none of the Partnership’s holdings in U.S. government agency bonds and notes were fair valued using valuation models.

The fair value of U.S. treasury obligations is generally based on quoted prices. U.S. treasury obligations are categorized in Level 2 of the fair value hierarchy.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of December 31, 2017 and 2016, none of the Partnership’s holdings in corporate notes were fair valued using valuation models.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

There were no changes in the Partnership’s valuation methodology during the years ended December 31, 2017 and 2016.

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C. Fair Value (continued)

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of December 31, 2017 and December 31, 2016:

December 31, 2017	Level 1	Level 2	Level 3	Balance as of December 31, 2017

Assets

Futures contracts (1)	$555,830	$–	$–	$555,830
U.S. Government agency bonds and notes	–	15,431,408	–	15,431,408
Corporate notes	–	7,965,246	–	7,965,246

Total Assets	$555,830	$23,396,654	$–	$23,952,484

Liabilities

Futures contracts (1)	$(139,579)	$–	$–	$(139,579)

December 31, 2016	Level 1	Level 2	Level 3	Balance as of December 31, 2016

Assets

Futures contracts (1)	$390,796	$–	$–	$390,796
U.S. Government agency bonds and notes	–	11,229,798	–	11,229,798
Corporate notes	–	8,247,751	–	8,247,751

Total Assets	$390,796	$19,477,549	$–	$19,868,345

Liabilities

Futures contracts (1)	$(238,526)	$–	$–	$(238,526)

(1) See Note 7. "Financial Derivative Instruments" for the fair value in each type of contracts within this category.

The Partnership’s policy is to recognize any transfers between Level 1 and Level 2 assets as of the Partnership’s fiscal year-end.

For the years ended December 31, 2017 and 2016, there were no transfers between Level 1 and Level 2 assets and liabilities. For the years ended December 31, 2017 and 2016, there were no Level 3 securities.

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

Gains or losses on futures contracts are realized when contracts are closed. Net unrealized gains or losses on open contracts (the difference between contract trade price and quoted market price) are reflected in the Statements of Financial Condition. Any change in net unrealized gain or loss from the preceding period is reported in the Statements of Income (Loss). Brokerage commissions on futures contracts include other trading fees and are recognized as trading gains and losses.

Net realized gains and losses from foreign currency related transactions represent gains and losses from sales of foreign currencies, currency gains and losses realized between trade and settlement dates on securities transactions, and the difference between the amounts of interest and foreign withholding taxes recorded on the Partnership’s books and the U.S. Dollar equivalent of the amounts actually received or paid. Net unrealized gain (loss) on other assets and other liabilities denominated in foreign currency arise from changes in the value of assets, other than investments in securities, and liabilities at fiscal year-end, resulting from changes in the exchange rates.

J.P. Morgan Chase Bank, N.A. (the “Custodian”) is the Partnership’s custodian. SG Americas Securities, LLC (the “Clearing Broker”) is the Partnership’s commodity broker. A portion of the Partnership’s assets are held as initial margin or option premiums (in cash or Treasury securities) in the Partnership’s brokerage accounts at the Clearing Broker. The Clearing Broker may convert the Partnership’s cash in U.S. dollar to foreign currency to facilitate the Partnership’s commodity trading activities. At times, the Partnership may carry foreign cash on loan with the Clearing Broker. Any net foreign currency on loan will be recognized in Foreign Currency Due to Broker on the Statements of Financial Condition. The Partnership’s Clearing Broker holds margin balances in a single currency, in which all margin requirements can be satisfied in U.S. dollars. Foreign currency balances can also be used to satisfy margin requirements. As of December 31, 2017 and 2016, the Partnership’s restricted cash balance on the Statements of Financial Condition of $859,249 and $3,040,054, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in US Dollars. As of December 31, 2017 and December 31, 2016, the Partnership’s restricted foreign currency balance on the Statements of Financial Condition of $688,780 and $0, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in foreign currency. The Partnership’s assets not deposited at the Clearing Broker are deposited with either the Custodian or held in bank cash accounts at Northern Trust Company (and used to pay Partnership operating expenses).  For the Partnership’s cash deposited at the Custodian, the Partnership receives cash management services from J.P. Morgan Investment Management Inc. (“JPMIM”).

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

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at December 31, 2017 and 2016 are reflected within the Condensed Schedules of Investments.

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

F. Foreign Currency Transactions

The Partnership’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Statements of Financial Condition.  Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the year.  Gains and losses resulting from the translation to U.S. dollars are reported in the Statements of Income (Loss).

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

H. Offering Costs

Offering costs incurred in connection with the ongoing offering of the Partnership’s interests are borne by the Partnership. These costs include, but are not limited to, legal fees pertaining to updating the Partnership’s offering documents and materials, accounting and printing costs. These costs are charged as an expense when incurred. Offering costs are included in other expenses on the Statements of Income (Loss).

I. Income Taxes

The Partnership is treated as a partnership for U.S. federal income tax purposes. As such, the partners are individually liable for their own distributable share of taxable income or loss. No provision has been made in the accompanying financial statements for U.S., federal, state, or local income taxes.

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital. Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2017, 2016 and 2015. However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Partnership is subject to income tax examinations by major taxing authorities for all tax years since 2014.

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of and the years ended December 31, 2017, 2016 and 2015.

J. Reclassifications

Certain amounts in the 2016 financial statements were reclassified to conform to the 2017 presentation.

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

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement. The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the years ended December 31, 2017, 2016 and 2015.

NOTE 3 - RELATED PARTY TRANSACTIONS

A. General Partner Management Fee

The General Partner receives a monthly management fee from the Partnership equal to 0.104% (1.25% annually) for Class A and Class B, and 0.0625% (0.75% annually) for Institutional Interests of the Partnership's net asset value apportioned to each Partner’s capital account at the beginning of the month, before deduction of any accrued incentive fees related to the current quarter (the “management fee net asset value”). The General Partner may declare any Limited Partner a “Special Limited Partner” and the management fees or incentive fees charged to any such partner may be different than those charged to other Limited Partners. For the years ended December 31, 2017, 2016 and 2015, there were no Special Limited Partners.

Total management fees earned by the General Partner for the years ended December 31, 2017, 2016 and 2015 are shown on the Statements of Income (Loss) as Management Fee.

B. Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the years ended December 31, 2017, 2016 and 2015, administrative fees for Class A Interests were $71,570, $60,546 and $57,822, respectively, and administrative fees for Class B Interests were $26,186, $24,309 and $32,566, respectively.

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

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

C. Altegris Investments, L.L.C. and Altegris Clearing Solutions, L.L.C. continued

At December 31, 2017, 2016 and 2015, respectively, the Partnership had charges for brokerage-related services payable to Altegris Clearing Solutions of $12,021, $8,703 and $2,993, respectively, and service fees payable to Altegris Investments of $5,217, $5,432 and $5,155, respectively. The following tables show the fees paid to Altegris Investments and Altegris Clearing Solutions for the years ended December 31, 2017, 2016 and 2015, respectively:

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Altegris Clearing Solutions - Brokerage Commission fees	$206,296	$195,287	$148,774
Altegris Investments - Service fees	65,990	62,873	70,965
Total	$272,286	$258,160	$219,739

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

NOTE 5 - SERVICE FEES

As compensation for the continuing services of the selling agents to the Class A Limited Partners, Class A Interests pay the selling agents an ongoing monthly payment of 0.166% (2% annually) of the net asset value of interests sold by the agents that are outstanding at month-end. As compensation for the continuing services of the selling agents to the Limited Partners holding Institutional Interests, the selling agents may elect the Institutional Interests to pay the selling agents an ongoing monthly payment of 0.0417% (0.50% annually) of the net asset value of Institutional Interests sold by the agents that are outstanding at month-end. For the years ended December 31, 2017, 2016 and 2015, service fees for Class A Interests were $433,670, $369,560 and $352,938, respectively and service fees for Institutional Interests were $286, $0 and $0, respectively.

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

The following presents the fair value of derivative contracts as of December 31, 2017 and 2016. The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the derivative contracts qualify for net presentation in the Statements of Financial Condition.

December 31, 2017

Type of Futured Contracts	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value

Futures Contracts

Currencies	$96,610	$(13,379)	$83,231
Energy	–	(44,184)	(44,184)
Interest Rates	24,531	(57,173)	(32,642)
Metals	316,177	–	316,177
Stock Indices	50,354	(24,843)	25,511
Treasury Rates	68,158	–	68,158

	$555,830	$(139,579)	$416,251

December 31, 2016

Type of Futured Contracts	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value

Futures Contracts

Currencies	$1,929	$(23,821)	$(21,892)
Energy	54,724	–	54,724
Interest Rates	241,292	(47,917)	193,375
Metals	12,679	(13,201)	(522)
Stock Indices	80,172	(115,708)	(35,536)
Treasury Rates	–	(37,879)	(37,879)

	$390,796	$(238,526)	$152,270

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the years ended December 31, 2017, 2016 and 2015.

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading derivatives contracts.

Year Ended December 31, 2017

Type of		Change in
Futured Contracts	Realized	Unrealized

Futures Contracts
Currencies	$326,170	$105,123
Energy	(611,908)	(98,908)
Interest Rates	(2,743,714)	(226,017)
Metals	167,794	316,699
Stock Indices	5,200,885	61,047
Treasury Rates	728,801	106,037

	$3,068,028	$263,981

For the year ended December 31, 2017, the number of futures contracts closed was 29,414. These closed contract amounts are representative of the Partnership’s volume of derivative activity during the year.

Year Ended December 31, 2016

Type of		Change in
Futured Contracts	Realized	Unrealized

Futures Contracts
Currencies	$23,606	$(32,199)
Energy	(544,703)	106,068
Interest Rates	799,159	178,356
Metals	56,472	(28,163)
Stock Indices	5,426,982	(66,432)
Treasury Rates	109,438	(35,595)

	$5,870,954	$122,035

For the year ended December 31, 2016, the number of futures contracts closed was 22,156. These closed contract amounts are representative of the Partnership’s volume of derivative activity during the year.

Year Ended December 31, 2015

Type of		Change in
Futured Contracts	Realized	Unrealized

Futures Contracts
Currencies	$748,092	$7,759
Energy	625,869	(48,024)
Interest Rates	1,091,198	28,707
Metals	4,887	27,641
Stock Indices	2,292,699	46,033
Treasury Rates	918,604	(295)

	$5,681,349	$61,821

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

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets
				Gross Amounts Not Offset in the Statements of Financial Condition
As of December 31, 2017

Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Futures Contracts	380,608	70,856	451,464	–	–	451,464

Offsetting the Financial Liabilities and Derivative Liabilities
				Gross Amounts Not Offset in the Statements of Financial Condition
As of December 31, 2017

Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Futures Contracts	(70,856)	70,856	–	–	–	–

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Offsetting the Financial Assets and Derivative Assets
				Gross Amounts Not Offset in the Statements of Financial Condition
As of December 31, 2016

Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Futures Contracts	357,852	(78,682)	279,170	–	–	279,170

Offsetting the Financial Liabilities and Derivative Liabilities
				Gross Amounts Not Offset in the Statements of Financial Condition
As of December 31, 2016

Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Futures Contracts	(78,682)	78,682	–	–	–	–

(1) The Partnership posted additional collateral of $1,548,029 for 2017 and $3,040,054 for 2016 with the Clearing Broker. The Partnership may post collateral due to a variety of factors that may include, without limitation, initial margin or other requirements that are based on notional amounts which may exceed the fair value of the derivative contract.

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 8 - FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND UNCERTAINTIES

The Partnership participates in the speculative trading of commodity futures contracts, substantially all of which are subject to margin requirements. The minimum amount of margin required for each contract is set from time to time in response to various market factors by the respective exchanges and interbank market makers. Further, the Clearing Broker has the right to require margin in excess of the minimum exchange requirement. Risk arises from changes in the value of these contracts (market risk) and the potential inability of brokers or interbank market makers to perform under the terms of their contracts (credit risk).

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

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the years ended December 31, 2017, 2016 and 2015. This information has been derived from information presented in the financial statements.

	Year ended December 31, 2017

	Class A		Class B		Institutional Interest

Total return for Limited Partners
Total return prior to incentive fees	5.36%		7.44%		8.31%
Incentive fees	(2.31%	)	(2.32%	)	(2.57%	)
Total return after incentive fees	3.05%		5.12%		5.74%

Ratio to average net asset value
Expenses prior to incentive fees	4.58%		2.54%		1.75%
Incentive fees	2.20%		2.27%		2.05%

Total expenses	6.78%		4.81%		3.80%

Net investment loss (1)	(3.88%	)	(1.87%	)	(1.07%	)

	Year ended December 31, 2016

	Class A		Class B		Institutional Interest

Total return for Limited Partners
Total return prior to incentive fees	17.21%		19.52%		20.44%
Incentive fees	(4.25%	)	(4.40%	)	(5.04%	)
Total return after incentive fees	12.96%		15.12%		15.40%

Ratio to average net asset value
Expenses prior to incentive fees	4.81%		2.76%		1.93%
Incentive fees	4.02%		4.05%		4.66%

Total expenses	8.83%		6.81%		6.59%

Net investment loss (1)	(4.64%	)	(2.59%	)	(1.76%	)

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 10 - FINANCIAL HIGHLIGHTS (CONTINUED)

	Year ended December 31, 2015

					Institutional
	Class A		Class B		Interest

Total return for Limited Partners
Total return prior to incentive fees	14.94%		17.24%		18.20%
Incentive fees	(0.26%	)	(0.33%	)	(0.40%	)
Total return after incentive fees	14.68%		16.91%		17.80%

Ratio to average net asset value
Expenses prior to incentive fees	4.87%		2.86%		1.85%
Incentive fees	0.20%		0.26%		0.21%

Total expenses	5.07%		3.12%		2.06%

Net investment loss (1)	(4.78%	)	(2.76%	)	(1.77%	)

Total return and the ratios to average net asset value are calculated for each class of Limited Partners’ capital taken as a whole. An individual Limited Partner’s total return and ratios may vary from the above returns and ratios due to the timing of their contributions and withdrawals and differing fee structures.

Total return is calculated on a monthly compounded basis.

________________________

(1)	Excludes incentive fee.

NOTE 11 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were available to be issued, and concluded that no events subsequent to December 31, 2017 have occurred that would require recognition or disclosure, except as noted below.

From January 1, 2018 through March 28, 2018, the Partnership had subscriptions of $315,679 and redemptions of $816,947. Management has determined there are no additional matters requiring disclosure.

