Form 10-Q
period 2018-03-31
Altegris QIM Futures Fund, L.P.
filed 2018-05-15
CIK 1469317

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
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

PART I – FINANCIAL INFORMATION

Item 1:   Financial Statements.

ALTEGRIS QIM FUTURES FUND, L.P.

STATEMENTS OF FINANCIAL CONDITION

MARCH 31, 2018 (Unaudited) and DECEMBER 31, 2017 (Audited)

_______________

	2018	2017
ASSETS
Equity in commodity broker account:
Cash	$3,020,529	$921,512
Restricted cash	731,458	859,249
Restricted foreign currency (cost - $550,372 and $693,564)	547,003	688,780
Net unrealized gain on open futures contracts	–	309,752
Settled variation margin	–	106,499

	4,298,990	2,885,792

Cash	1,689,039	6,312,140
Investment securities at fair value (cost - $23,479,118 and $23,396,557)	23,478,614	23,396,654
Interest receivable	2,125	1,157

Total assets	$29,468,768	$32,595,743

LIABILITIES
Equity in commodity broker account:
Foreign currency due to broker (proceeds - $539,727 and $691,361)	$536,423	$686,592
Net unrealized loss on open futures contracts	51,723	–
Settled variation margin	209,468	–

	797,614	686,592

Redemptions payable	91,995	203,427
Incentive fees payable	–	68,985
Subscriptions received in advance	65,000	57,000
Service fees payable	39,242	42,515
Management fee payable	28,273	31,503
Brokerage commissions payable	23,778	17,374
Administrative fee payable	7,081	7,902
Other liabilities	171,479	130,243

Total liabilities	1,224,462	1,245,541

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	865	942
Limited Partners	28,243,441	31,349,260

Total partners' capital (Net Asset Value)	28,244,306	31,350,202

Total liabilities and partners' capital	$29,468,768	$32,595,743

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS

MARCH 31, 2018 (Unaudited)

_______________

INVESTMENT SECURITIES

Face Value	Maturity Date	Description	Fair Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$3,000,000	4/6/2018	Federal Home Loan Bank Disc Note, 1.08%*	$2,999,448	10.62%
3,000,000	4/18/2018	Federal Home Loan Bank Disc Note, 1.48%*	2,997,786	10.61%
5,422,000	4/2/2018	Federal Home Loan Mortgage Corp Disc Note, 3.00%*	5,422,000	19.20%

Total U.S. Government Agency Bonds and Notes (cost - $11,418,768)			11,419,234	40.43%

Corporate Notes
$900,000	4/2/2018	Alphabet, Inc., 2.28%*	899,829	3.19%
705,000	4/23/2018	Apple Inc., 1.88%*	704,112	2.49%
300,000	4/2/2018	Banco del Estado de Chile, 2.24%*	299,986	1.06%
705,000	4/20/2018	Banco del Estado de Chile (New York), 1.86%	705,014	2.50%
705,000	4/20/2018	Bank of Montreal, 1.89%*	704,222	2.50%
705,000	4/20/2018	Canadian Imperial Holdings, Inc., 1.95%*	704,198	2.49%
450,000	4/2/2018	Cedar Springs Capital Company LLC, 2.41%*	449,978	1.59%
1,000,000	4/2/2018	Concord Minutemen Capital Company LLC, 2.27%*	999,953	3.54%
235,000	4/19/2018	DCAT, LLC, 1.98%*	234,742	0.83%
705,000	4/19/2018	Exxon Mobil Corp Disc Note, 1.89%*	704,260	2.49%
470,000	4/26/2018	Honeywell International, Inc., 1.95%*	469,311	1.66%
470,000	4/3/2018	IBM Credit LLC, 2.18%*	469,886	1.67%
655,000	4/5/2018	MetLife Short Term Funding LLC, 2.00%*	654,782	2.32%
703,000	4/4/2018	Sumitomo Mitsui Banking Corporation, 1.69%	702,996	2.49%
468,000	4/4/2018	Sumitomo Mitsui Trust Bank Ltd., 1.69%	467,997	1.66%
469,000	4/19/2018	The Chiba Bank Ltd., 2.00%	469,013	1.66%
1,000,000	4/2/2018	The Home Depot, Inc., 2.31%*	999,954	3.54%
470,000	4/13/2018	The Walt Disney Co., 1.91%*	469,723	1.66%
950,000	4/10/2018	Wal-Mart Stores, Inc., 1.98%*	949,424	3.36%
Total Corporate Notes (cost - $12,060,350)			12,059,380	42.70%

Total Investment Securities (cost - $23,479,118)			$23,478,614	83.13%

* The rate reported is the effective yield at time of purchase.

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS (continued)

MARCH 31, 2018 (Unaudited)

_______________

	Range of Expiration Dates	Number of Contracts	Fair Value*	% of Partners' Capital

Long Futures Contracts:
Currencies	Jun 18	16	$(6,930)	(0.02)%
Energy	Apr 18	25	21,717	0.08%
Interest Rates	Jun 18	14	25,979	0.09%
Stock Indices	Apr 18 - Jun 18	126	121,080	0.43%

Total Long Futures Contracts		181	161,846	0.58%

Short Futures Contracts:
Currencies	Jun 18	10	3,078	0.01%
Energy	Apr 18	4	(2,169)	(0.01)%
Interest Rates	Jun 18	113	(163,614)	(0.58)%
Metals	May 18 - Jun 18	22	8,128	0.03%
Stock Indices	Jun 18	10	35,122	0.12%
Treasury Rates	Jun 18	316	(303,582)	(1.07)%

Total Short Futures Contracts		475	(423,037)	(1.50)%

Total Futures Contracts			$(261,191)	(0.92)%

*Futures include settled variation margin.

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS (continued)

DECEMBER 31, 2017 (Audited)

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

DECEMBER 31, 2017 (Audited)

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

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.

STATEMENTS OF INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 (Unaudited)

_______________

	2018	2017
TRADING GAIN (LOSS)
Gain (loss) on trading of futures
Net realized	$(1,527,078)	$2,742,953
Net change in unrealized	(677,442)	(390,583)
Brokerage Commissions	(112,989)	(117,119)

Net gain (loss) from trading futures	(2,317,509)	2,235,251

Gain (loss) on trading of securities
Net realized	–	13,139
Net change in unrealized	(601)	(559)

Net gain (loss) from trading securities	(601)	12,580

Gain (loss) on trading of foreign currency
Net realized	(6,409)	(3,302)
Net change in unrealized	(50)	919

Net gain (loss) from trading foreign currency	(6,459)	(2,383)
Total trading gain (loss)	(2,324,569)	2,245,448

NET INVESTMENT INCOME (LOSS)
Income
Interest income	95,267	25,259

Expenses
Incentive fees	–	634,174
Service fees	97,971	106,926
Management fee	91,093	94,943
Professional fees	55,218	53,702
Administrative fee	22,835	24,013
Out of pocket fees	6,600	7,500
Interest expense	5,089	4,518
Other expenses	4,525	4,168

Total expenses	283,331	929,944

Net investment income (loss)	(188,064)	(904,685)

NET INCOME (LOSS)	$(2,512,633)	$1,340,763

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 (Unaudited)

_______________

		Limited Partners
	Total	Class A	Class B	Institutional Interests	General Partner

Balances at December 31, 2016	$29,444,464	$20,121,489	$7,648,087	$1,673,974	$914

Capital additions	1,734,032	584,032	225,000	925,000	–

Capital withdrawals	(561,780)	(375,834)	(185,946)	–	–

From operations:
Net investment gain (loss)	(904,685)	(649,790)	(206,882)	(47,984)	(29)
Net realized gain (loss) from investments (net of brokerage commissions)	2,635,671	1,773,528	678,376	183,687	80
Net change in unrealized gain (loss) from investments	(390,223)	(249,744)	(98,208)	(42,260)	(11)
Net income (loss)	1,340,763	873,994	373,286	93,443	40

Balances at March 31, 2017	$31,957,479	$21,203,681	$8,060,427	$2,692,417	$954

Balances at December 31, 2017	$31,350,202	$21,086,218	$7,726,323	$2,536,719	$942

Capital additions	315,679	196,441	119,238	–	–

Capital withdrawals	(908,942)	(575,385)	(333,557)	–	–

From operations:
Net investment gain (loss)	(188,064)	(161,994)	(23,411)	(2,652)	(7)
Net realized gain (loss) from investments (net of brokerage commissions)	(1,646,476)	(1,110,378)	(403,600)	(132,449)	(49)
Net change in unrealized gain (loss) from investments	(678,093)	(457,080)	(165,763)	(55,229)	(21)
Net income (loss)	(2,512,633)	(1,729,452)	(592,774)	(190,330)	(77)

Balances at March 31, 2018	$28,244,306	$18,977,822	$6,919,230	$2,346,389	$865

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

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Therefore, the Partnership follows the accounting and reporting guidelines for investment companies. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of March 31, 2018 and December 31, 2017, and reported amounts of income and expenses for the three months ended March 31, 2018 and 2017, respectively. Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that the differences could be material.

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

When available, the fair value of U.S. government agency bonds and notes is based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government agency bonds and notes are generally categorized in Level I or Level 2 of the fair value hierarchy. As of March 31, 2018 and December 31, 2017, none of the Partnership’s holdings in U.S. government agency bonds and notes were fair valued using valuation models.

The fair value of U.S. treasury obligations is generally based on quoted prices. U.S. treasury obligations are categorized in Level 2 of the fair value hierarchy.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of March 31, 2018 and December 31, 2017, none of the Partnership’s holdings in corporate notes were fair valued using valuation models.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

There were no changes in the Partnership’s valuation methodology during the period ended March 31, 2018 and the year ended December 31, 2017.

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Fair Value (continued)

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of March 31, 2018 and December 31, 2017:

March 31, 2018	Level 1	Level 2	Level 3	Balance as of March 31, 2018

Assets

Futures contracts (1)	$221,735	$–	$–	$221,735
U.S. Government agency bonds and notes	–	11,419,234	–	11,419,234
Corporate notes	–	12,059,380	–	12,059,380

Total Assets	$221,735	$23,478,614	$–	$23,700,349

Liabilities

Futures contracts (1)	$(482,926)	$–	$–	$(482,926)

December 31, 2017	Level 1	Level 2	Level 3	Balance as of December 31, 2017

Assets

Futures contracts (1)	$555,830	$–	$–	$555,830
U.S. Government agency bonds and notes	–	15,431,408	–	15,431,408
Corporate notes	–	7,965,246	–	7,965,246

Total Assets	$555,830	$23,396,654	$–	$23,952,484

Liabilities

Futures contracts (1)	$(139,579)	$–	$–	$(139,579)

(1) See Note 7. "Financial Derivative Instruments" for the fair value in each type of contracts within this category.

The Partnership’s policy is to recognize any transfers between Level 1 and Level 2 assets as of the Partnership’s fiscal year-end.

For the period ended March 31, 2018 and the year ended December 31, 2017, there were no transfers between Level 1 and Level 2 assets and liabilities. For the period ended March 31, 2018 and the year ended December 31, 2017, there were no Level 3 securities.

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

J.P. Morgan Chase Bank, N.A. (the “Custodian”) is the Partnership’s custodian. SG Americas Securities, LLC (the “Clearing Broker”) is the Partnership’s commodity broker. A portion of the Partnership’s assets are held as initial margin or option premiums (in cash or Treasury securities) in the Partnership’s brokerage accounts at the Clearing Broker. The Clearing Broker may convert the Partnership’s cash in U.S. dollar to foreign currency to facilitate the Partnership’s commodity trading activities. At times, the Partnership may carry foreign cash on loan with the Clearing Broker. Any net foreign currency on loan will be recognized in Foreign Currency Due to Broker on the Statements of Financial Condition. The Partnership’s Clearing Broker holds margin balances in a single currency, in which all margin requirements can be satisfied in U.S. dollars. Foreign currency balances can also be used to satisfy margin requirements. As of March 31, 2018 and December 31, 2017, the Partnership’s restricted cash balance on the Statements of Financial Condition of $731,458 and $859,249, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in US Dollars. As of March 31, 2018 and December 31, 2017, the Partnership’s restricted foreign currency balance on the Statements of Financial Condition of $547,003 and $688,780, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in foreign currency. The Partnership’s assets not deposited at the Clearing Broker are deposited with either the Custodian or held in bank cash accounts at Northern Trust Company (and used to pay Partnership operating expenses).  For the Partnership’s cash deposited at the Custodian, the Partnership receives cash management services from J.P. Morgan Investment Management Inc. (“JPMIM”).

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

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at March 31, 2018 and December 31, 2017 are reflected within the Condensed Schedules of Investments.

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

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital. Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2018 or December 31, 2017. However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Partnership is subject to income tax examinations by major taxing authorities for all tax years since 2014.

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2018 or for the year ended December 31, 2017.

J.	Reclassifications

Certain amounts in the 2017 financial statements were reclassified to conform to the 2018 presentation.

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

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement. The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the three months ended March 31, 2018 and 2017.

NOTE 3 - RELATED PARTY TRANSACTIONS

A.	General Partner Management Fee

The General Partner receives a monthly management fee from the Partnership equal to 0.104% (1.25% annually) for Class A and Class B, and 0.0625% (0.75% annually) for Institutional Interests of the Partnership's net asset value apportioned to each Partner’s capital account at the beginning of the month, before deduction of any accrued incentive fees related to the current quarter (the “management fee net asset value”). The General Partner may declare any Limited Partner a “Special Limited Partner” and the management fees or incentive fees charged to any such partner may be different than those charged to other Limited Partners. For the three months ended March 31, 2018 and 2017, there were no Special Limited Partners.

Total management fees earned by the General Partner for the three months ended March 31, 2018 and 2017 are shown on the Statements of Income (Loss) as Management Fee.

B.	Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the three months ended March 31, 2018 and 2017, administrative fees for Class A Interests were $16,718 and $17,364, respectively, and administrative fees for Class B Interests were $6,117 and $6,649, respectively.

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

At March 31, 2018 and December 31, 2017, respectively, the Partnership had charges for brokerage-related services payable to Altegris Clearing Solutions of $19,842 and $12,021, respectively, and service fees payable to Altegris Investments of $4,383 and $5,217, respectively. These amounts are included in brokerage commissions payable and service fees payable on the Statements of Financial Condition, respectively. The amounts shown on the Statements of Financial Condition include fees payable to non-related parties. The following tables show the fees paid to Altegris Investments and Altegris Clearing Solutions for the three months ended March 31, 2018 and 2017, respectively:

	Three months ended March 31, 2018	Three months ended March 31, 2017
Altegris Clearing Solutions - Brokerage Commission fees	$70,805	$36,044
Altegris Investments- Service fees	14,083	17,123
Total	$84,888	$53,167

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

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 5 - SERVICE FEES

As compensation for the continuing services of the selling agents to the Class A Limited Partners, Class A Interests pay the selling agents an ongoing monthly payment of 0.166% (2% annually) of the net asset value of interests sold by the agents that are outstanding at month-end. As compensation for the continuing services of the selling agents to the Limited Partners holding Institutional Interests, the selling agents may elect the Institutional Interests to pay the selling agents an ongoing monthly payment of 0.0417% (0.50% annually) of the net asset value of Institutional Interests sold by the agents that are outstanding at month-end. For the three months ended March 31, 2018 and 2017, service fees for Class A Interests were $97,971 and $106,926, respectively. There were no service fees for Institutional Interests for the three months ended March 31, 2018 and 2017.

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

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the fair value of derivative contracts as of March 31, 2018 and December 31, 2017. The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the derivative contracts qualify for net presentation in the Statements of Financial Condition.

March 31, 2018

	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futured Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts
Currencies	$3,078	$(6,930)	$(3,852)
Energy	21,716	(2,169)	19,547
Interest Rates	27,107	(164,742)	(137,635)
Metals	8,415	(286)	8,129
Stock Indices	161,419	(5,218)	156,201
Treasury Rates	–	(303,581)	(303,581)
	$221,735	$(482,926)	$(261,191)

December 31, 2017

	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futured Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts
Currencies	$96,610	$(13,379)	$83,231
Energy	–	(44,184)	(44,184)
Interest Rates	24,531	(57,173)	(32,642)
Metals	316,177	–	316,177
Stock Indices	50,354	(24,843)	25,511
Treasury Rates	68,158	–	68,158
	$555,830	$(139,579)	$416,251

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three months ended March 31, 2018 and 2017.

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading derivatives contracts.

Three Months ended March 31, 2018

Type of		Change in
Futured Contracts	Realized	Unrealized

Futures Contracts
Currencies	$182,124	$(87,083)
Energy	124,787	63,732
Interest Rates	85,345	(104,993)
Metals	440,818	(308,049)
Stock Indices	(2,241,255)	130,691
Treasury Rates	(118,897)	(371,740)

	$(1,527,078)	$(677,442)

For the three months ended March 31, 2018, the number of futures contracts closed was 4,756. These closed contract amounts are representative of the Partnership’s volume of derivative activity during the period.

Three Months ended March 31, 2017

Type of		Change in
Futured Contracts	Realized	Unrealized

Futures Contracts
Currencies	$78,506	$39,243
Energy	(144,336)	(142,582)
Interest Rates	263,456	(650,154)
Metals	202,998	7,581
Stock Indices	1,537,276	134,779
Treasury Rates	809,053	220,550

	$2,742,953	$(390,583)

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

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets

As of March 31, 2018				Gross Amounts Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Futures contracts	118,523	(118,523)	–	–	–	–

Offsetting the Financial Liabilities and Derivative Liabilities

As of March 31, 2018				Gross Amounts Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Futures contracts	(170,246)	(118,523)	(288,769)	–	–	(288,769)

Offsetting the Financial Assets and Derivative Assets

As of December 31, 2017				Gross Amounts Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Futures contracts	380,608	70,856	451,464	–	–	451,464

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Offsetting the Financial Liabilities and Derivative Liabilities

As of December 31, 2017				Gross Amounts Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Futures contracts	(70,856)	70,856	–	–	–	–

(1) The Partnership posted additional collateral of $1,278,461 for 2018 and $1,548,029 for 2017, with the Clearing Broker. The Partnership may post collateral due to a variety of factors that may include, without limitation, initial margin or other requirements that are based on notional amounts which may exceed the fair value of the derivative contract.

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

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three months ended March 31, 2018 and 2017. This information has been derived from information presented in the financial statements.

	Three Months ended March 31, 2018
					Institutional
	Class A		Class B		Interest

Total return for Limited Partners (3)
Total return prior to incentive fees	(8.16%	)	(7.70%	)	(7.50%	)
Incentive fees	0.00%		0.00%		0.00%
Total return after incentive fees	(8.16%	)	(7.70%	)	(7.50%	)

Ratio to average net asset value
Expenses prior to incentive fees (2)	4.51%		2.55%		1.72%
Incentive fees (3)	0.00%		0.00%		0.00%

Total expenses	4.51%		2.55%		1.72%

Net investment loss (1) (2)	(3.23%	)	(1.28%	)	(0.44%	)

	Three Months ended March 31, 2017
					Institutional
	Class A		Class B		Interest

Total return for Limited Partners (3)
Total return prior to incentive fees	6.42%		6.95%		7.17%
Incentive fees	(2.12%	)	(2.12%	)	(2.19%	)
Total return after incentive fees	4.30%		4.83%		4.98%

Ratio to average net asset value
Expenses prior to incentive fees (2)	4.54%		2.49%		1.73%
Incentive fees (3)	2.06%		2.05%		2.03%

Total expenses	6.60%		4.54%		3.76%

Net investment loss (1) (2)	(4.22%	)	(2.17%	)	(1.39%	)

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

NOTE 11 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were available to be issued, and concluded that no events subsequent to March 31, 2018 have occurred that would require recognition or disclosure, except as noted below.

From April 1, 2018 through May 14, 2018, the Partnership had redemptions of $1,184,926.

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

Performance Summary

Three Months Ended March 31, 2018

During the first quarter of 2018, the Partnership incurred net realized and unrealized losses of $2,324,569 from its trading activities, net of brokerage commissions of $112,989. The Partnership accrued total expenses of $283,331, including $91,093 in management fees paid to the General Partner, $0 in incentive fees, and $153,189 in service and professional fees. The Partnership earned $95,267 in interest income during the first quarter of 2018.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the first quarter of 2018 is set forth below.

First Quarter 2018. The Partnership’s trading advisor, QIM believes that numerous small inefficiencies exist in financial markets that can be exploited through the prudent use of robust analysis and predictive technologies. The trading program currently employs several thousand quantitative trading models that utilize pattern recognition to predict short-term price movements in global futures markets. All models are tested across large data sets that expose them to a wide range of market, economic, and political environments, as well as a wide range of time frames and interactions. Only those models that prove to be the most robust, statistically significant, and conceptually diverse are used in actual trading. The resultant system of models offers what QIM believes to be reliable signals that guide market timing and trade allocation. First quarter performance of the Partnership as a result of QIM’s trading program is as follows: The Partnership was negative in January of 2018. Losses were driven primarily by the stock index sector, which was the worst performing sector. Losses from stock indices were somewhat offset by results from the other sectors; however the offsetting performance was insufficient in creating cumulative positive returns. Currencies were the best performing sector, closely followed by metals. Interest rate trading contributed positively to performance ahead of energies which were also positive to a lesser degree. The Partnership suffered losses for the month of February 2018. Losses were driven primarily by the stock index sector, which was significantly the worst performing sector. Currencies were the next underperforming sector detracting from returns, followed by metals which were only slightly negative. Interest rate performance was mixed, and exposures to energy contracts produced insignificant gains that were close to flat. The Partnership enjoyed positive returns for the month of March 2018. Profits were driven primarily by the stock index sector, which was the best performing sector followed by energies. Gains from stock index and energy trading were partially offset by losses in the interest rate sector, which was the worst performing sector. Currencies were mixed, and positions in the metals sector contributed minimal gains.

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

(b) Not applicable.

(c) Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner.  The Partnership may declare additional redemption dates upon notice to the Limited Partners.  The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners.  The following table summarizes the redemptions by Limited Partners during the first calendar quarter of 2018:

Month	Amount Redeemed
January 31, 2018	$317,007
February 28, 2018	$499,939
March 31, 2018	$91,995

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

Dated: May 15, 2018

ALTEGRIS QIM FUTURES FUND, L.P.

By:	ALTEGRIS ADVISORS, L.L.C.,
its general partner

/s/ Martin Beaulieu
Martin Beaulieu, Principal Executive Officer and Principal Financial Officer

