Form 10-Q
period 2018-06-30
Altegris QIM Futures Fund, L.P.
filed 2018-08-13
CIK 1469317

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

PART I – FINANCIAL INFORMATION

Item 1:   Financial Statements.

ALTEGRIS QIM FUTURES FUND, L.P.

STATEMENTS OF FINANCIAL CONDITION

JUNE 30, 2018 (Unaudited) and DECEMBER 31, 2017 (Audited)

_______________

	2018	2017
ASSETS
Equity in commodity broker account:
Cash	$2,769,546	$921,512
Restricted cash	1,153,162	859,249
Restricted foreign currency (cost - $1,151,712 and $693,564)	1,151,659	688,780
Net unrealized gain on open futures contracts	25,036	309,752
Settled variation margin	493,532	106,499

	5,592,935	2,885,792

Cash	291,874	6,312,140
Investment securities at fair value (cost - $23,582,864 and $23,396,557)	23,582,855	23,396,654
Interest receivable	2,573	1,157

Total assets	$29,470,237	$32,595,743

LIABILITIES
Equity in commodity broker account:
Foreign currency due to broker (proceeds - $998,212 and $691,361)	$998,166	$686,592

Redemptions payable	1,144,362	203,427
Subscriptions received in advance	100,000	57,000
Service fees payable	40,797	42,515
Management fee payable	28,365	31,503
Brokerage commissions payable	22,367	17,374
Administrative fee payable	7,154	7,902
Incentive fees payable	1,384	68,985
Other liabilities	104,687	130,243

Total liabilities	2,447,282	1,245,541

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	901	942
Limited Partners	27,022,054	31,349,260

Total partners' capital (Net Asset Value)	27,022,955	31,350,202

Total liabilities and partners' capital	$29,470,237	$32,595,743

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS

JUNE 30, 2018 (Unaudited)

_______________

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Fair Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$3,000,000	7/2/2018	Federal Home Loan Bank Disc Note, 0.00%*	$3,000,000	11.10%
3,000,000	7/20/2018	Federal Home Loan Bank Disc Note, 1.69%*	2,997,195	11.09%
3,000,000	7/25/2018	Federal Home Loan Bank Disc Note, 1.72%*	2,996,415	11.09%
6,034,000	7/2/2018	Federal Home Loan Mortgage Corp Disc Note, 2.66%*	6,033,703	22.33%

Total U.S. Government Agency Bonds and Notes (cost - $15,026,875)			15,027,313	55.61%

Corporate Notes
$300,000	7/2/2018	Banco del Estado de Chile, 1.91%*	$299,984	1.11%
706,000	7/13/2018	Banco del Estado de Chile, 1.97%	706,004	2.61%
707,000	7/13/2018	Bank of Montreal, 2.05%*	706,437	2.62%
707,000	7/13/2018	Canadian Imperial Holdings, Inc., 1.95%*	706,464	2.62%
1,000,000	7/2/2018	Cedar Springs Capital Company LLC, 2.03%*	999,944	3.70%
250,000	7/25/2018	DCAT, LLC, 2.05%*	249,628	0.92%
708,000	7/3/2018	Exxon Mobil Corp Disc Note, 1.90%*	707,851	2.62%
470,000	7/5/2018	General Electric Company, 1.91%*	469,851	1.74%
250,000	7/24/2018	Intercontinental Exchange, Inc., 2.35%*	249,676	0.92%
705,000	7/16/2018	MetLife Short Term Funding LLC, 2.01%*	704,332	2.61%
707,000	7/16/2018	PACCAR Financial Corporation, 1.96%*	706,346	2.61%
708,000	7/3/2018	Sumitomo Mitsui Banking Corporation, 1.90%	707,998	2.62%
470,000	7/6/2018	Sumitomo Mitsui Trust Bank Ltd., 1.95%	470,001	1.74%
471,000	7/20/2018	The Chiba Bank Ltd., 2.15%	471,047	1.74%
400,000	7/2/2018	Victory Receivables Corporation, 1.94%*	399,979	1.48%

Total Corporate Notes (cost - $8,555,989)			8,555,542	31.66%

Total Investment Securities (cost - $23,582,864)			$23,582,855	87.27%

* The rate reported is the effective yield at time of purchase.

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS (continued)

JUNE 30, 2018 (Unaudited)

_______________

	Range of Expiration Dates	Number of Contracts	Fair Value*	% of Partners' Capital

Long Futures Contracts:
Currencies	Sep 18	45	$23,024	0.09%
Energy	Jul 18	51	353,393	1.31%
Interest Rates	Sep 18	62	39,354	0.15%
Metals	Aug 18	24	(55,208)	(0.20)%
Stock Indices	Jul 18 - Sep 18	179	(109,750)	(0.42)%

Total Long Futures Contracts		361	250,813	0.93%

Short Futures Contracts:
Currencies	Sep 18	30	28,570	0.11%
Energy	Jul 18	3	(316)	0.00%
Interest Rates	Sep 18	10	7,077	0.03%
Metals	Sep 18	32	33,607	0.12%
Stock Indices	Jul 18 - Sep 18	193	322,701	1.19%
Treasury Rates	Sep 18	237	(123,884)	(0.46)%

Total Short Futures Contracts		505	267,755	0.99%

Total Futures Contracts			$518,568	1.92%

*Futures include settled variation margin.

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS

DECEMBER 31, 2017 (Audited)

_______________

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Fair Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$12,932,000	1/2/2018	Federal Farm Credit Bank Disc Note, 0.00%	$12,931,623	41.25%
1,500,000	1/2/2018	Federal Home Loan Bank Disc Note, 0.00%	1,500,000	4.78%
1,000,000	1/8/2018	Federal Home Loan Bank Disc Note, 0.99%*	999,785	3.19%

Total U.S. Government Agency Bonds and Notes (cost - $15,431,376)			15,431,408	49.22%

Corporate Notes
$700,000	1/11/2018	American Honda Finance Corporation, 1.43%	$699,637	2.23%
701,000	1/26/2018	Banco del Estado de Chile, 1.55%	701,000	2.24%
700,000	1/26/2018	Bank of Montreal, 1.50%*	699,271	2.23%
701,000	1/26/2018	Canadian Imperial Holdings, Inc., 1.48%	700,279	2.23%
700,000	1/12/2018	The Coca-Cola Company, 1.32%	699,608	2.23%
235,000	10/1/2018	DCAT, LLC, 1.68%*	234,868	0.75%
700,000	1/12/2018	MetLife Short Term Funding LLC, 1.41%	699,601	2.23%
465,000	1/22/2018	National Rural Utilities Cooperation, 1.62%	464,574	1.48%
700,000	9/1/2018	PACCAR Financial Corporation, 1.48%*	699,682	2.23%
700,000	1/5/2018	Sumitomo Mitsui Banking Corporation, 1.37%	699,984	2.23%
467,000	1/5/2018	Sumitomo Mitsui Trust Bank Ltd., 1.37%	466,989	1.50%
250,000	1/8/2018	3M Company, 1.49%	249,902	0.80%
950,000	1/2/2018	Wal-Mart Stores, Inc., 1.24%	949,851	3.03%

Total Corporate Notes (cost - $7,965,181)			7,965,246	25.41%

Total Investment Securities (cost - $23,396,557)			$23,396,654	74.63%

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

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.

STATEMENTS OF INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017 (Unaudited)

_______________

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
TRADING GAIN (LOSS)
Gain (loss) on trading of futures
Net realized	$661,772	$78,032	$(865,306)	$2,820,985
Net change in unrealized	779,759	(19,594)	102,317	(410,177)
Brokerage Commissions	(104,527)	(122,408)	(217,516)	(239,527)

Net gain (loss) from trading futures	1,337,004	(63,970)	(980,505)	2,171,281

Gain (loss) on trading of securities
Net realized	85	12,875	85	26,014
Net change in unrealized	495	140	(106)	(419)

Net gain (loss) from trading securities	580	13,015	(21)	25,595

Gain (loss) on trading of foreign currency
Net realized	(5,451)	(9,126)	(11,860)	(12,428)
Net change in unrealized	58	(416)	8	503

Net gain (loss) from trading foreign currency	(5,393)	(9,542)	(11,852)	(11,925)
Total trading gain (loss)	1,332,191	(60,497)	(992,378)	2,184,951

NET INVESTMENT INCOME (LOSS)
Income
Interest income	115,975	41,182	211,242	66,441

Expenses
Service fees	95,582	109,388	193,553	216,314
Management fee	84,466	98,650	175,559	193,593
Professional fees	53,703	55,720	108,921	109,422
Administrative fee	21,253	24,714	44,088	48,727
Out of pocket fees	6,600	7,500	13,200	15,000
Interest expense	3,977	3,636	9,066	8,154
Incentive fees	1,384	–	1,384	634,174
Other expenses	15,167	16,585	19,692	20,753

Total expenses	282,132	316,193	565,463	1,246,137

Net investment income (loss)	(166,157)	(275,011)	(354,221)	(1,179,696)

NET INCOME (LOSS)	$1,166,034	$(335,508)	$(1,346,599)	$1,005,255

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017 (Unaudited)

_______________

		Limited Partners

				Institutional	General
	Total	Class A	Class B	Interests	Partner

Balances at December 31, 2016	$29,444,464	$20,121,489	$7,648,087	$1,673,974	$914

Capital additions	2,996,808	1,846,808	225,000	925,000	–

Capital withdrawals	(1,247,429)	(807,557)	(439,872)	–	–

From operations:
Net investment gain (loss)	(1,179,696)	(874,749)	(248,345)	(56,563)	(39)
Net realized gain (loss) from investments (net of brokerage commissions)	2,595,044	1,751,087	663,244	180,634	79
Net change in unrealized gain (loss) from investments	(410,093)	(267,965)	(97,972)	(44,144)	(12)
Net income (loss)	1,005,255	608,373	316,927	79,927	28

Balances at June 30, 2017	$32,199,098	$21,769,113	$7,750,142	$2,678,901	$942

Balances at December 31, 2017	$31,350,202	$21,086,218	$7,726,323	$2,536,719	$942

Capital additions	479,679	335,441	144,238	–	–

Capital withdrawals	(3,460,327)	(1,952,963)	(610,200)	(897,164)	–

From operations:
Net investment gain (loss)	(354,221)	(308,527)	(41,885)	(3,795)	(14)
Net realized gain (loss) from investments (net of brokerage commissions)	(1,094,597)	(734,085)	(265,967)	(94,514)	(31)
Net change in unrealized gain (loss) from investments	102,219	71,192	25,939	5,084	4
Net income (loss)	(1,346,599)	(971,420)	(281,913)	(93,225)	(41)

Balances at June 30, 2018	$27,022,955	$18,497,276	$6,978,448	$1,546,330	$901

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

B. Method of Reporting

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Therefore, the Partnership follows the accounting and reporting guidelines for investment companies. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of June 30, 2018 and December 31, 2017, and reported amounts of income and expenses for the three and six months ended June 30, 2018 and 2017, respectively. Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that the differences could be material.

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

When available, the fair value of U.S. government agency bonds and notes is based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government agency bonds and notes are generally categorized in Level I or Level 2 of the fair value hierarchy. As of June 30, 2018 and December 31, 2017, none of the Partnership’s holdings in U.S. government agency bonds and notes were fair valued using valuation models.

The fair value of U.S. treasury obligations is generally based on quoted prices. U.S. treasury obligations are categorized in Level 2 of the fair value hierarchy.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of June 30, 2018 and December 31, 2017, none of the Partnership’s holdings in corporate notes were fair valued using valuation models.

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C. Fair Value (continued)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

There were no changes in the Partnership’s valuation methodology during the six month period ended June 30, 2018 and the year ended December 31, 2017.

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of June 30, 2018 and December 31, 2017:

June 30, 2018	Level 1	Level 2	Level 3	Balance as of June 30, 2018

Assets

Futures contracts (1)	$813,849	$–	$–	$813,849
U.S. Government agency bonds and notes	–	15,027,313	–	15,027,313
Corporate notes	–	8,555,542	–	8,555,542

Total Assets	$813,849	$23,582,855	$–	$24,396,704

Liabilities

Futures contracts (1)	$(295,281)	$–	$–	$(295,281)

December 31, 2017	Level 1	Level 2	Level 3	Balance as of December 31, 2017

Assets

Futures contracts (1)	$555,830	$–	$–	$555,830
U.S. Government agency bonds and notes	–	15,431,408	–	15,431,408
Corporate notes	–	7,965,246	–	7,965,246

Total Assets	$555,830	$23,396,654	$–	$23,952,484

Liabilities

Futures contracts (1)	$(139,579)	$–	$–	$(139,579)

(1) See Note 7. "Financial Derivative Instruments" for the fair value in each type of contracts within this category.

The Partnership’s policy is to recognize any transfers between Level 1 and Level 2 assets as of the Partnership’s fiscal year-end.

For the period ended June 30, 2018 and the year ended December 31, 2017, there were no transfers between Level 1 and Level 2 assets and liabilities. For the six month period ended June 30, 2018 and the year ended December 31, 2017, there were no Level 3 securities.

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

J.P. Morgan Chase Bank, N.A. (the “Custodian”) is the Partnership’s custodian. SG Americas Securities, LLC (the “Clearing Broker”) is the Partnership’s commodity broker. A portion of the Partnership’s assets are held as initial margin or option premiums (in cash or Treasury securities) in the Partnership’s brokerage accounts at the Clearing Broker. The Clearing Broker may convert the Partnership’s cash in U.S. dollar to foreign currency to facilitate the Partnership’s commodity trading activities. At times, the Partnership may carry foreign cash on loan with the Clearing Broker. Any net foreign currency on loan will be recognized in Foreign Currency Due to Broker on the Statements of Financial Condition. The Partnership’s Clearing Broker holds margin balances in a single currency, in which all margin requirements can be satisfied in U.S. dollars. Foreign currency balances can also be used to satisfy margin requirements. As of June 30, 2018 and December 31, 2017, the Partnership’s restricted cash balance on the Statements of Financial Condition of $1,153,162 and $859,249, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in US Dollars. As of June 30, 2018 and December 31, 2017, the Partnership’s restricted foreign currency balance on the Statements of Financial Condition of $1,151,659 and $688,780, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in foreign currency. The Partnership’s assets not deposited at the Clearing Broker are deposited with either the Custodian or held in bank cash accounts at Northern Trust Company (and used to pay Partnership operating expenses).  For the Partnership’s cash deposited at the Custodian, the Partnership receives cash management services from J.P. Morgan Investment Management Inc. (“JPMIM”).

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

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at June 30, 2018 and December 31, 2017 are reflected within the Condensed Schedules of Investments.

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

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital. Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2018 or December 31, 2017. However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Partnership is subject to income tax examinations by major taxing authorities for all tax years since 2014.

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of June 30, 2018 and December 31, 2017 or for the three and six months ended June 30, 2018 and 2017.

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

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement. The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the six months ended June 30, 2018 and 2017.

NOTE 3 - RELATED PARTY TRANSACTIONS

A. General Partner Management Fee

The General Partner receives a monthly management fee from the Partnership equal to 0.104% (1.25% annually) for Class A and Class B, and 0.0625% (0.75% annually) for Institutional Interests of the Partnership's net asset value apportioned to each Partner’s capital account at the beginning of the month, before deduction of any accrued incentive fees related to the current quarter (the “management fee net asset value”). The General Partner may declare any Limited Partner a “Special Limited Partner” and the management fees or incentive fees charged to any such partner may be different than those charged to other Limited Partners. For the three and six months ended June 30, 2018 and 2017, there were no Special Limited Partners.

Total management fees earned by the General Partner for the three and six months ended June 30, 2018 and 2017 are shown on the Statements of Income (Loss) as Management Fee.

B. Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the three and six months ended June 30, 2018, administrative fees for Class A Interests were $15,572 and $32,290, respectively, and administrative fees for Class B Interests were $5,681 and $11,798, respectively. For the three and six months ended June 30, 2017, administrative fees for Class A Interests were $18,189 and $35,553, respectively, and administrative fees for Class B Interests were $6,525 and $13,174, respectively.

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

At June 30, 2018 and December 31, 2017, the Partnership had charges for brokerage-related services payable to Altegris Clearing Solutions of $17,171 and $12,021, respectively, and service fees payable to Altegris Investments of $4,400 and $5,217, respectively. These amounts are included in brokerage commissions payable and service fees payable on the Statements of Financial Condition, respectively. The amounts shown on the Statements of Financial Condition include fees payable to non-related parties. The following tables show the fees paid to Altegris Investments and Altegris Clearing Solutions for the three and six months ended June 30, 2018 and 2017, respectively:

	Three months ended	Six months ended	Three months ended	Six months ended
	June 30, 2018	June 30, 2018	June 30, 2017	June 30, 2017
Altegris Clearing Solutions - Brokerage Commission fees	$52,306	$123,111	$54,371	$90,415
Altegris Investments- Service fees	13,189	27,272	16,739	33,862
Total	$65,495	$150,383	$71,110	$124,277

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

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 5 - SERVICE FEES

As compensation for the continuing services of the selling agents to the Class A Limited Partners, Class A Interests pay the selling agents an ongoing monthly payment of 0.166% (2% annually) of the net asset value of interests sold by the agents that are outstanding at month-end. As compensation for the continuing services of the selling agents to the Limited Partners holding Institutional Interests, the selling agents may elect the Institutional Interests to pay the selling agents an ongoing monthly payment of 0.0417% (0.50% annually) of the net asset value of Institutional Interests sold by the agents that are outstanding at month-end. For the three and six months ended June 30, 2018, service fees for Class A Interests were $95,582 and $193,553, respectively. For the three and six months ended June 30, 2017, service fees for Class A Interests were $109,388 and $216,314, respectively. There were no service fees for Institutional Interests for the three and six months ended June 30, 2018 and 2017.

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

The following presents the fair value of derivative contracts as of June 30, 2018 and December 31, 2017. The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the derivative contracts qualify for net presentation in the Statements of Financial Condition.

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

June 30, 2018
Type of Futured Contracts	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value

Futures Contracts

Currencies	$51,594	$–	$51,594
Energy	353,393	(316)	353,077
Interest Rates	46,431	–	46,431
Metals	33,607	(55,208)	(21,601)
Stock Indices	328,824	(115,873)	212,951
Treasury Rates	–	(123,884)	(123,884)

	$813,849	$(295,281)	$518,568

December 31, 2017
Type of Futured Contracts	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value

Futures Contracts

Currencies	$96,610	$(13,379)	$83,231
Energy	–	(44,184)	(44,184)
Interest Rates	24,531	(57,173)	(32,642)
Metals	316,177	–	316,177
Stock Indices	50,354	(24,843)	25,511
Treasury Rates	68,158	–	68,158

	$555,830	$(139,579)	$416,251

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three and six months ended June 30, 2018 and 2017.

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading derivatives contracts.

Three Months Ended June 30, 2018
Type of		Change in
Futured Contracts	Realized	Unrealized

Futures Contracts
Currencies	$299,434	$55,446
Energy	91,002	333,529
Interest Rates	382,578	184,066
Metals	(85,674)	(29,729)
Stock Indices	95,358	56,749
Treasury Rates	(120,926)	179,698

	$661,772	$779,759

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

For the three months ended June 30, 2018, the number of futures contracts closed was 5,327. These closed contract amounts are representative of the Partnership’s volume of derivative activity during the period.

Six Months Ended June 30, 2018

Type of		Change in
Futured Contracts	Realized	Unrealized

Futures Contracts
Currencies	$481,558	$(31,637)
Energy	215,789	397,261
Interest Rates	467,923	79,073
Metals	355,144	(337,778)
Stock Indices	(2,145,897)	187,440
Treasury Rates	(239,823)	(192,042)

	$(865,306)	$102,317

For the six months ended June 30, 2018, the number of futures contracts closed was 10,083. These closed contract amounts are representative of the Partnership’s volume of derivative activity during the period.

Three Months Ended June 30, 2017
Type of		Change in
Futured Contracts	Realized	Unrealized

Futures Contracts
Currencies	$373,360	$(13,764)
Energy	(309,905)	(92,169)
Interest Rates	(1,793,869)	452,582
Metals	46,783	5,970
Stock Indices	1,321,810	(354,608)
Treasury Rates	439,853	(17,605)

	$78,032	$(19,594)

For the three months ended June 30, 2017, the number of futures contracts closed was 7,561. These closed contract amounts are representative of the Partnership’s volume of derivative activity during the period.

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Six Months Ended June 30, 2017
Type of		Change in
Futured Contracts	Realized	Unrealized

Futures Contracts
Currencies	$451,866	$25,479
Energy	(458,241)	(234,751)
Interest Rates	(1,530,413)	(197,572)
Metals	249,781	13,551
Stock Indices	2,859,086	(219,829)
Treasury Rates	1,248,906	202,945

	$2,820,985	$(410,177)

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

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets

As of June 30, 2018				Gross Amounts Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount
Futures Contracts	196,117	(171,081)	25,036	–	–	25,036

Offsetting the Financial Liabilities and Derivative Liabilities

As of June 30, 2018				Gross Amounts Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount
Futures Contracts	(171,081)	171,081	–	–	–	–

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Offsetting the Financial Assets and Derivative Assets

As of December 31, 2017				Gross Amounts Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount
Futures Contracts	380,608	(70,856)	309,752	–	–	309,752

Offsetting the Financial Liabilities and Derivative Liabilities

As of December 31, 2017				Gross Amounts Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount
Futures Contracts	(70,856)	70,856	–	–	–	–

(1) The Partnership posted additional collateral of $2,304,821 for 2018 and $1,548,029 for 2017 with the Clearing Broker. The Partnership may post collateral due to a variety of factors that may include, without limitation, initial margin or other requirements that are based on notional amounts which may exceed the fair value of the derivative contract.

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

_______________

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

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three and six months ended June 30, 2018 and 2017. This information has been derived from information presented in the financial statements.

	Three Months ended June 30, 2018
	Class A		Class B		Institutional Interest

Total return for Limited Partners (3)
Total return prior to incentive fees	4.09%		4.61%		4.83%
Incentive fees	(0.01%	)	0.00%		0.00%
Total return after incentive fees	4.08%		4.61%		4.83%

Ratio to average net asset value
Expenses prior to incentive fees (2)	4.69%		2.69%		1.79%
Incentive fees (3)	0.01%		0.00%		0.00%

Total expenses	4.70%		2.69%		1.79%

Net investment loss (1) (2)	(3.07%	)	(1.06%	)	(0.21%	)

	Six Months ended June 30, 2018
	Class A		Class B		Institutional Interest

Total return for Limited Partners (3)
Total return prior to incentive fees	(4.40%	)	(3.45%	)	(3.04%	)
Incentive fees	(0.01%	)	0.00%		0.00%
Total return after incentive fees	(4.41%	)	(3.45%	)	(3.04%	)

Ratio to average net asset value
Expenses prior to incentive fees (2)	4.58%		2.61%		1.76%
Incentive fees (3)	0.01%		0.00%		0.00%

Total expenses	4.59%		2.61%		1.76%

Net investment loss (1) (2)	(3.14%	)	(1.16%	)	(0.33%	)

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 10 -FINANCIAL HIGHLIGHTS (CONTINUED)

	Three Months ended June 30, 2017
	Class A		Class B		Institutional Interest

Total return for Limited Partners (3)
Total return prior to incentive fees	(1.20%	)	(0.71%	)	(0.50%	)
Incentive fees	0.00%		0.00%		0.00%
Total return after incentive fees	(1.20%	)	(0.71%	)	(0.50%	)

Ratio to average net asset value
Expenses prior to incentive fees (2)	4.64%		2.58%		1.78%
Incentive fees (3)	0.00%		0.00%		0.00%

Total expenses	4.64%		2.58%		1.78%

Net investment loss (1) (2)	(4.13%	)	(2.08%	)	(1.28%	)

	Six Months ended June 30, 2017
	Class A		Class B		Institutional Interest

Total return for Limited Partners (3)
Total return prior to incentive fees	5.17%		6.21%		6.64%
Incentive fees	(2.12%	)	(2.12%	)	(2.19%	)
Total return after incentive fees	3.05%		4.09%		4.45%

Ratio to average net asset value
Expenses prior to incentive fees (2)	4.59%		2.55%		1.80%
Incentive fees (3)	2.01%		2.06%		1.78%

Total expenses	6.60%		4.61%		3.58%

Net investment loss (1) (2)	(4.17%	)	(2.13%	)	(1.35%	)

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

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 11 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were available to be issued, and concluded that no events subsequent to June 30, 2018 have occurred that would require recognition or disclosure, except as noted below.

From July 1, 2018 through August 10, 2018, the Partnership had subscriptions of $98,000 and redemptions of $562,465. Management has determined there are no additional matters requiring disclosure.

PART I – FINANCIAL INFORMATION (continued)

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed. Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading. A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities. Through June 30, 2018 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Performance Summary

Three Months Ended June 30, 2018

During the second quarter of 2018, the Partnership achieved net realized and unrealized gains of $1,332,191 from its trading activities, net of brokerage commissions of $104,527. The Partnership accrued total expenses of $282,132, including $84,466 in management fees paid to the General Partner, $1,384 in incentive fees, and $149,285 in service and professional fees. The Partnership earned $115,975 in interest income during the second quarter of 2018.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the second quarter of 2018 is set forth below.

Second Quarter 2018. The Partnership’s trading advisor, QIM believes that numerous small inefficiencies exist in financial markets that can be exploited through the prudent use of robust analysis and predictive technologies. The trading program currently employs several thousand quantitative trading models that utilize pattern recognition to predict short-term price movements in global futures markets. All models are tested across large data sets that expose them to a wide range of market, economic, and political environments, as well as a wide range of time frames and interactions. Only those models that prove to be the most robust, statistically significant, and conceptually diverse are used in actual trading. The resultant system of models offers what QIM believes to be reliable signals that guide market timing and trade allocation. Second quarter performance of the Partnership as a result of QIM’s trading program is as follows: The Partnership was modestly positive in April of 2018. Gains were driven solely by interest rate trading, which was the only positive performing sector. These gains were substantial enough to outperform losses from all other sectors. Each additional sector detracted slightly from performance. Currencies were the worst performing sector, followed closely by equities, energies, and metals to a lesser degree. The Partnership enjoyed positive returns in May of 2018. Gains were driven primarily by interest rate trading, which was significantly the best performing sector once again. Stock index trading was the worst performing sector, detracting the most from aggregate returns. Currencies and energies posted profits that contributed positively to performance. Metals were slightly negative, but did not meaningfully drag overall performance. The Partnership was positive in June of 2018. Profits were led by equities and energies which were the best performing sectors. Interest rate trading resulted in the most significant losses, giving back some of the gains earned earlier in the quarter. Positions in currencies produced favorable returns but were somewhat offset by moderately negative performance from the metals sector.

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

Second Quarter 2017.  The Partnership was slightly negative for the month of April 2017. The worst performing sector was interest rates, followed by energies. The most profitable sector was stock indices with currencies and metals contributing positively. The Partnership sustained losses in early April from long positions in U.S. stock indices. Tensions with North Korea and Syria and the looming French presidential election were among the geopolitical risks overshadowing financial markets and fueling a move out of riskier assets. Despite these early losses in equity indices, the partnership continued to add to those long positions until the last week of the month. The results of the French election on April 23rd were seen as favorable to stability in the European Union. Global stock markets surged higher, pushing the equity sector into the black for the month. Negative performance in the interest rate sector persisted throughout the month. Initially, short German interest rate positions suffered as equity markets came under pressure. The Partnership reversed interest rate positions midmonth, which resulted in further losses as equity markets rallied into month end. Losses in the energy sector occurred late in the month as crude prices broke lower on bearish inventory data. The Partnership was also slightly negative for the month of May 2017. The worst performing sectors were interest rates and energies. The most profitable sectors were currencies and stock indices as well as metals making a positive contribution. The Partnership earned gains in early May with long stock index and short interest rate positions. As the month wore on, simmering political turmoil in the United States began to erode confidence in the ability of the current administration to focus on a meaningful legislative agenda. On May 17th, markets were jolted when a leaked FBI memo suggested that the President may have interfered with an investigation. The S&P suffered its worst day in eight months, while bonds surged higher on the news. Despite any resolution of the issue, the S&P bounced back, returning the stock index sector into the black by month end. As a result of the uncertainty throughout the month, the U.S. Dollar traded lower and the Partnership benefited from long foreign currency positions. Short crude oil positions were profitable early in the month on the lack of any meaningful cuts from OPEC; however, bullish inventory data reversed this trend, pushing the sector negative for the month. The Partnership was nearly flat for the month of June 2017. The best performing sector was currencies, followed by stock indices and metals. The worst performing sector were interest rates and energies. The Partnership produced positive returns through early June, driven by stock index positions and strategic positioning in gold on both the long and short sides. These early gains reversed midmonth when volatility in equity markets dramatically increased following a sharp sell-off in tech stocks. The turbulence in equity markets was then coupled with the FOMC’s decision on June 14th to hike the Fed Funds rate. These conditions, along with steadily declining energy markets, let to profits from short energy positions and losses from short U.S. and German interest rate positions through June 23rd. The final week of the month, the Partnership experience losses in stock index and energy positions, partially offset by gains in short U.S. interest rate positions and long Euro and Pound positions.

Six Months Ended June 30, 2018

During the six months ended June 30, 2018, the Partnership incurred net realized and unrealized losses of $992,378 from its trading activities, net of brokerage commissions of $217,516.  The Partnership accrued total expenses of $565,463, including $175,559 in management fees paid to the General Partner, $1,384 in incentive fees, and $302,474 in service and professional fees. The Partnership earned $211,242 in interest income during the six months ended June 30, 2018. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the six months ended June 30, 2018 is set forth below.

Second Quarter 2018. The Partnership’s trading advisor, QIM believes that numerous small inefficiencies exist in financial markets that can be exploited through the prudent use of robust analysis and predictive technologies. The trading program currently employs several thousand quantitative trading models that utilize pattern recognition to predict short-term price movements in global futures markets. All models are tested across large data sets that expose them to a wide range of market, economic, and political environments, as well as a wide range of time frames and interactions. Only those models that prove to be the most robust, statistically significant, and conceptually diverse are used in actual trading. The resultant system of models offers what QIM believes to be reliable signals that guide market timing and trade allocation. Second quarter performance of the Partnership as a result of QIM’s trading program is as follows: The Partnership was modestly positive in April of 2018. Gains were driven solely by interest rate trading, which was the only positive performing sector. These gains were substantial enough to outperform losses from all other sectors. Each additional sector detracted slightly from performance. Currencies were the worst performing sector, followed closely by equities, energies, and metals to a lesser degree. The Partnership enjoyed positive returns in May of 2018. Gains were driven primarily by interest rate trading, which was significantly the best performing sector once again. Stock index trading was the worst performing sector, detracting the most from aggregate returns. Currencies and energies posted profits that contributed positively to performance. Metals were slightly negative, but did not meaningfully drag overall performance. The Partnership was positive in June of 2018. Profits were led by equities and energies which were the best performing sectors. Interest rate trading resulted in the most significant losses, giving back some of the gains earned earlier in the quarter. Positions in currencies produced favorable returns but were somewhat offset by moderately negative performance from the metals sector.

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

Second Quarter 2017.  The Partnership was slightly negative for the month of April 2017. The worst performing sector was interest rates, followed by energies. The most profitable sector was stock indices with currencies and metals contributing positively. The Partnership sustained losses in early April from long positions in U.S. stock indices. Tensions with North Korea and Syria and the looming French presidential election were among the geopolitical risks overshadowing financial markets and fueling a move out of riskier assets. Despite these early losses in equity indices, the partnership continued to add to those long positions until the last week of the month. The results of the French election on April 23rd were seen as favorable to stability in the European Union. Global stock markets surged higher, pushing the equity sector into the black for the month. Negative performance in the interest rate sector persisted throughout the month. Initially, short German interest rate positions suffered as equity markets came under pressure. The Partnership reversed interest rate positions midmonth, which resulted in further losses as equity markets rallied into month end. Losses in the energy sector occurred late in the month as crude prices broke lower on bearish inventory data. The Partnership was also slightly negative for the month of May 2017. The worst performing sectors were interest rates and energies. The most profitable sectors were currencies and stock indices as well as metals making a positive contribution. The Partnership earned gains in early May with long stock index and short interest rate positions. As the month wore on, simmering political turmoil in the United States began to erode confidence in the ability of the current administration to focus on a meaningful legislative agenda. On May 17th, markets were jolted when a leaked FBI memo suggested that the President may have interfered with an investigation. The S&P suffered its worst day in eight months, while bonds surged higher on the news. Despite any resolution of the issue, the S&P bounced back, returning the stock index sector into the black by month end. As a result of the uncertainty throughout the month, the U.S. Dollar traded lower and the Partnership benefited from long foreign currency positions. Short crude oil positions were profitable early in the month on the lack of any meaningful cuts from OPEC; however, bullish inventory data reversed this trend, pushing the sector negative for the month. The Partnership was nearly flat for the month of June 2017. The best performing sector was currencies, followed by stock indices and metals. The worst performing sector were interest rates and energies. The Partnership produced positive returns through early June, driven by stock index positions and strategic positioning in gold on both the long and short sides. These early gains reversed midmonth when volatility in equity markets dramatically increased following a sharp sell-off in tech stocks. The turbulence in equity markets was then coupled with the FOMC’s decision on June 14th to hike the Fed Funds rate. These conditions, along with steadily declining energy markets, let to profits from short energy positions and losses from short U.S. and German interest rate positions through June 23rd. The final week of the month, the Partnership experience losses in stock index and energy positions, partially offset by gains in short U.S. interest rate positions and long Euro and Pound positions.

First Quarter 2017.  The Partnership enjoyed net positive performance for the month of January 2017, driven primarily by stock indices, with interest rates and metals contributing modestly. Energies were the worst performing sector and currencies also experienced negative return. As equity prices rebounded from a late December slump, the Partnership’s long equity positions generated strong performance early in January. The Partnership remained net long throughout most of the month as equity markets reached new highs and the Dow broke through the 20,000 level for the first time. The Partnership reversed to short and earned additional gains when markets sold off into month end. After initially sustaining losses on long interest rate positions, the Partnership went short midmonth. A hawkish speech by Federal Reserve Chair Janet Yellen on January 18th led to a selloff in interest rate futures, turning the sector positive for the month. The bulk of the energy sector’s underperformance occurred early in January when short crude oil positions took a hit on record export numbers out of Iraq, which raised concerns about the stability of OPEC’s production agreement. In February 2017, the Partnership experienced a slightly positive net performance gain, driven by gains in interest rates and currencies. The worst performing sector was stock indices, followed by metals and energies. February began with uncertainty, as short U.S. and European stock index positions suffered as markets ground higher on relatively low volatility and little news. The Partnership reversed to long midmonth, which tempered losses as stock indices continued to rise. The Partnership fared much better in the interest rate sector. Initially long U.S. Treasuries, the Partnership reversed in time to benefit from declining rates through the middle of February. These gains were partially offset by a growing long position in European interest rates. Bonds reached their monthly low on the 15th but traded higher into month end, which resulted in profits as European interest rates had become the Partnership’s largest position. End-of-month gains in the sector were driven by the Euro-Bund. For March 2017, the Partnership again ended the month with slightly positive performance, driven by stock indices, metals and currencies, and with interests rates and energies detracting from overall performance. The Partnership initially experienced strong performance as U.S. stock indices surged to all-time highs on the first day of the month. Equity markets then edged lower on concerns of the upcoming presidential election in France and the debate over health care reform in the United States. The Partnership reduced its long positions throughout the month, going net short for a brief period before going long again ahead of a vote in Congress regarding U.S. health care. Initially trading lower on disappointment from Congress’ failure to pass health care legislation, stock indices shrugged off the news and traded higher into month end. Profits in long U.S. and European stock indices were offset in part by losses in long European interest rates. The Partnership reversed interest rate positions midmonth, racking up losses on short European positions as markets traded higher in the second half of March. To its benefit, the Partnership shifted its U.S. interest rate positions from short to long during the month, which limited losses for the sector overall.

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

(b) Not applicable.

(c) Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner. The Partnership may declare additional redemption dates upon notice to the Limited Partners.  The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners. The following table summarizes the redemptions by Limited Partners during the second calendar quarter of 2018:

Month	Amount Redeemed
April 30, 2018	$1,195,597
May 31, 2018	$211,427
June 30, 2018	$1,144,362

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

Exhibit Number	Description of Document
4.1	Second Amended and Restated Agreement of Limited Partnership of Altegris QIM Futures Fund, L.P.

The following exhibits are included herewith.

Exhibit Number	Description of Document
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Section 1350 Certificationof Principal Executive Officer and Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2018

ALTEGRIS QIM FUTURES FUND, L.P.

By:	ALTEGRIS ADVISORS, L.L.C.,
its general partner

/s/ Martin Beaulieu
Martin Beaulieu, Principal Executive Officer and Principal Financial Officer

