Form 10-Q
period 2018-09-30
Altegris QIM Futures Fund, L.P.
filed 2018-11-14
CIK 1469317

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALTEGRIS QIM FUTURES FUND, L.P.

STATEMENTS OF FINANCIAL CONDITION

SEPTEMBER 30, 2018 (Unaudited) and DECEMBER 31, 2017 (Audited)

_______________

	2018	2017
ASSETS
Equity in commodity broker account:
Cash	$309,083	$234,920
Restricted cash	2,869,022	1,548,029
Net unrealized gain on open futures contracts	336,424	309,752
Settled variation margin	309,435	106,499
	3,823,964	2,199,200

Cash	1,877,811	6,312,140
Investment securities at fair value (cost - $19,889,918 and $23,396,557)	19,889,572	23,396,654
Interest receivable	291	1,157

Total assets	$25,591,638	$31,909,151

LIABILITIES
Redemptions payable	$597,755	$203,427
Service fees payable	38,767	42,515
Management fee payable	25,904	31,503
Brokerage commissions payable	18,250	17,374
Administrative fee payable	6,583	7,902
Incentive fees payable	116	68,985
Subscriptions received in advance	–	57,000
Other liabilities	71,590	130,243

Total liabilities	758,965	558,949

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	877	942
Limited Partners	24,831,796	31,349,260

Total partners' capital (Net Asset Value)	24,832,673	31,350,202

Total liabilities and partners' capital	$25,591,638	$31,909,151

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS

SEPTEMBER 30, 2018 (Unaudited)

_______________

INVESTMENT SECURITIES

Face Value	Maturity Date	Description	Fair Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$2,705,000	10/1/2018	Federal Farm Credit Bank Disc Note, 6.00%*	$2,705,000	10.89%
3,000,000	10/18/2018	Federal Home Loan Bank Disc Note, 2.00%*	2,997,012	12.07%
3,000,000	11/27/2018	Federal Home Loan Bank Disc Note, 2.11%*	2,989,788	12.04%
4,443,000	10/1/2018	Federal Home Loan Mortgage Corp Disc Note, 6.06%*	4,443,000	17.89%

Total U.S. Government Agency Bonds and Notes (cost - $13,134,838)			13,134,800	52.89%

Corporate Notes
875,000	10/1/2018	Banco del Estado de Chile, 2.17%*	875,000	3.52%
598,000	10/26/2018	Canadian Imperial Holdings, Inc., 2.20%*	596,973	2.41%
875,000	10/1/2018	Cedar Springs Capital Company LLC, 2.20%*	875,000	3.52%
875,000	10/1/2018	General Electric Company, 2.18%*	875,000	3.52%
875,000	10/1/2018	Intercontinental Exchange, Inc., 2.15%*	875,000	3.52%
398,000	10/2/2018	PACCAR Financial Corporation, 2.17%*	397,904	1.60%
397,000	10/19/2018	The Chiba Bank Ltd., 2.20%	397,013	1.60%
770,000	10/22/2018	Thunder Bay Funding, LLC, 2.19%*	769,016	3.10%
344,000	10/1/2018	Victory Receivables Corporation, 2.20%*	344,000	1.39%
750,000	10/1/2018	Wal-Mart Stores, Inc., 2.14%*	749,866	3.02%

Total Corporate Notes (cost - $6,755,080)			6,754,772	27.20%

Total Investment Securities (cost - $19,889,918)			$19,889,572	80.09%

* The rate reported is the effective yield at time of purchase.

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS (continued)

SEPTEMBER 30, 2018 (Unaudited)

_______________

	Range of Expiration Dates	Number of Contracts	Fair Value*	% of Partners' Capital

Long Futures Contracts:
Energy	Oct 18	13	$25,267	0.10%
Interest Rates	Dec 18	94	(48,906)	(0.20)%
Stock Indices	Oct 18 - Dec 18	423	354,112	1.43%

Total Long Futures Contracts		530	330,473	1.33%

Short Futures Contracts:
Currencies	Dec 18	244	311,718	1.26%
Interest Rates	Dec 18	3	11,111	0.04%
Metals	Dec 18	28	5,104	0.02%
Stock Indices	Dec 18	144	5,084	0.02%
Treasury Rates	Dec 18	250	(17,631)	(0.07)%

Total Short Futures Contracts		669	315,386	1.27%

Total Futures Contracts			$645,859	2.60%

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

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.

STATEMENTS OF INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (Unaudited)

_______________

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
TRADING GAIN (LOSS)
Gain (loss) on trading of futures
Net realized	$(544,465)	$(1,001,545)	$(1,409,771)	$1,819,440
Net change in unrealized	127,291	1,042,847	229,608	632,670
Brokerage commissions	(97,895)	(122,335)	(315,411)	(361,862)

Net gain (loss) from trading futures	(515,069)	(81,033)	(1,495,574)	2,090,248

Gain (loss) on trading of securities
Net realized	–	–	85	26,014
Net change in unrealized	(337)	448	(443)	29

Net gain (loss) from trading securities	(337)	448	(358)	26,043

Gain (loss) on trading of foreign currency
Net realized	(10,309)	(26,660)	(22,169)	(39,088)
Net change in unrealized	1,437	622	1,445	1,125

Net gain (loss) from trading foreign currency	(8,872)	(26,038)	(20,724)	(37,963)
Total trading gain (loss)	(524,278)	(106,623)	(1,516,656)	2,078,328

NET INVESTMENT INCOME (LOSS)
Income
Interest income	124,950	71,636	336,192	140,425

Expenses
Service fees	87,238	109,347	280,791	325,661
Management fee	79,651	98,634	255,210	292,227
Professional fees	65,563	59,844	174,484	169,266
Administrative fee	20,264	24,728	64,352	73,455
Interest expense	9,710	6,315	18,776	16,817
Out of pocket fees	6,600	7,500	19,800	22,500
Incentive fees	116	1,185	1,500	635,359
Other expenses	791	11,788	20,483	32,541

Total expenses	269,933	319,341	835,396	1,567,826

Net investment income (loss)	(144,983)	(247,705)	(499,204)	(1,427,401)

NET INCOME (LOSS)	$(669,261)	$(354,328)	$(2,015,860)	$650,927

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (Unaudited)

_______________

		Limited Partners

	Total	Class A	Class B	Institutional Interests	General Partner

Balances at December 31, 2016	$29,444,464	$20,121,489	$7,648,087	$1,673,974	$914

Capital additions	4,369,832	2,730,732	714,100	925,000	–

Capital withdrawals	(2,405,573)	(1,446,705)	(786,595)	(172,273)	–

From operations:
Net investment gain (loss)	(1,427,401)	(1,080,172)	(284,310)	(62,872)	(47)
Net realized gain (loss) from investments (net of brokerage commissions)	1,444,504	974,182	382,658	87,618	46
Net change in unrealized gain (loss) from investments	633,824	436,218	156,874	40,714	18
Net income (loss)	650,927	330,228	255,222	65,460	17

Balances at September 30, 2017	$32,059,650	$21,735,744	$7,830,814	$2,492,161	$931

Balances at December 31, 2017	$31,350,202	$21,086,218	$7,726,323	$2,536,719	$942

Capital additions	610,679	433,441	144,238	33,000	–

Capital withdrawals	(5,112,348)	(3,448,356)	(766,828)	(897,164)	–

From operations:
Net investment gain (loss)	(499,204)	(437,054)	(57,799)	(4,331)	(20)
Net realized gain (loss) from investments (net of brokerage commissions)	(1,747,266)	(1,177,395)	(436,590)	(133,227)	(54)
Net change in unrealized gain (loss) from investments	230,610	153,038	62,820	14,743	9
Net income (loss)	(2,015,860)	(1,461,411)	(431,569)	(122,815)	(65)

Balances at September 30, 2018	$24,832,673	$16,609,892	$6,672,164	$1,549,740	$877

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

B. Method of Reporting

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Therefore, the Partnership follows the accounting and reporting guidelines for investment companies. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of September 30, 2018 and December 31, 2017, and reported amounts of income and expenses for the three and nine months ended September 30, 2018 and 2017, respectively. Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that the differences could be material.

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

When available, the fair value of U.S. government agency bonds and notes is based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government agency bonds and notes are generally categorized in Level I or Level 2 of the fair value hierarchy. As of September 30, 2018 and December 31, 2017, none of the Partnership’s holdings in U.S. government agency bonds and notes were fair valued using valuation models.

The fair value of U.S. treasury obligations is generally based on quoted prices. U.S. treasury obligations are categorized in Level 2 of the fair value hierarchy.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of September 30, 2018 and December 31, 2017, none of the Partnership’s holdings in corporate notes were fair valued using valuation models.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

There were no changes in the Partnership’s valuation methodology during the nine month period ended September 30, 2018 and the year ended December 31, 2017.

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C. Fair Value (continued)

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of September 30, 2018 and December 31, 2017:

September 30, 2018	Level 1	Level 2	Level 3	Balance as of September 30, 2018
Assets

Futures contracts (1)*	$779,547	$–	$–	$779,547
U.S. Government agency bonds and notes	–	13,134,800	–	13,134,800
Corporate notes	–	6,754,772	–	6,754,772

Total Assets	$779,547	$19,889,572	$–	$20,669,119

Liabilities

Futures contracts (1)*	$(133,688)	$–	$–	$(133,688)

December 31, 2017	Level 1	Level 2	Level 3	Balance as of December 31, 2017

Assets

Futures contracts (1)*	$555,830	$–	$–	$555,830
U.S. Government agency bonds and notes	–	15,431,408	–	15,431,408
Corporate notes	–	7,965,246	–	7,965,246

Total Assets	$555,830	$23,396,654	$–	$23,952,484

Liabilities

Futures contracts (1)*	$(139,579)	$–	$–	$(139,579)

(1) See Note 7. "Financial Derivative Instruments" for the fair value in each type of contracts within this category.

* Futures contracts include settled variation margin.

The Partnership’s policy is to recognize any transfers between Level 1 and Level 2 assets as of the Partnership’s fiscal year-end.

For the period ended September 30, 2018 and the year ended December 31, 2017, there were no transfers between Level 1 and Level 2 assets and liabilities. For the nine month period ended September 30, 2018 and the year ended December 31, 2017, there were no Level 3 securities.

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

J.P. Morgan Chase Bank, N.A. (the “Custodian”) is the Partnership’s custodian. SG Americas Securities, LLC (the “Clearing Broker”) is the Partnership’s commodity broker. A portion of the Partnership’s assets are held as initial margin or option premiums (in cash or Treasury securities) in the Partnership’s brokerage accounts at the Clearing Broker. The Clearing Broker may convert the Partnership’s cash in U.S. dollar to foreign currency to facilitate the Partnership’s commodity trading activities. At times, the Partnership may carry foreign cash on loan with the Clearing Broker. Any net foreign currency on loan will be recognized in Foreign Currency Due to Broker on the Statements of Financial Condition. The Partnership’s Clearing Broker holds margin balances in a single currency, in which all margin requirements can be satisfied in U.S. dollars. Foreign currency balances can also be used to satisfy margin requirements. As of September 30, 2018 and December 31, 2017, the Partnership’s restricted cash balance on the Statements of Financial Condition of $2,869,022 and $1,548,029, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in US Dollars. The Partnership’s assets not deposited at the Clearing Broker are deposited with either the Custodian or held in bank cash accounts at Northern Trust Company (and used to pay Partnership operating expenses). For the Partnership’s cash deposited at the Custodian, the Partnership receives cash management services from J.P. Morgan Investment Management Inc. (“JPMIM”).

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E. Futures Contracts

The Partnership engages in futures contracts as part of its investment strategy. Upon entering into a futures contract, the Partnership is required to deposit with the broker an amount of cash or cash equivalents equal to a certain percentage of the contract amount. This is known as the “initial margin.” Subsequent payments (“variation margin”) are made or received by the Partnership each day, depending on the daily fluctuations in the value of the contract, and are included in settled variation margin on the Statement of Financial Condition. Due to broker amounts on the Statements of Financial Condition represent the amount of any short fall in the Partnership’s required cash margin. The Partnership recognizes a realized gain or loss when the contract is closed.

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at September 30, 2018 and December 31, 2017 are reflected within the Condensed Schedules of Investments.

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

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital. Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2018 or December 31, 2017. However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Partnership is subject to income tax examinations by major taxing authorities for all tax years since 2014.

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively.  No interest expense or penalties have been recognized as of September 30, 2018 and December 31, 2017 or for the three and nine months ended September 30, 2018 and 2017.

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

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement. The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the nine months ended September 30, 2018 and 2017.

NOTE 3 - RELATED PARTY TRANSACTIONS

A. General Partner Management Fee

The General Partner receives a monthly management fee from the Partnership equal to 0.104% (1.25% annually) for Class A and Class B, and 0.0625% (0.75% annually) for Institutional Interests of the Partnership's net asset value apportioned to each Partner’s capital account at the beginning of the month, before deduction of any accrued incentive fees related to the current quarter (the “management fee net asset value”). The General Partner may declare any Limited Partner a “Special Limited Partner” and the management fees or incentive fees charged to any such partner may be different than those charged to other Limited Partners. For the three and nine months ended September 30, 2018 and 2017, there were no Special Limited Partners.

Total management fees earned by the General Partner for the three and nine months ended September 30, 2018 and 2017 are shown on the Statements of Income (Loss) as Management Fee.

B. Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the three and nine months ended September 30, 2018, administrative fees for Class A Interests were $14,647 and $46,937, respectively, and administrative fees for Class B Interests were $5,617 and $17,415, respectively. For the three and nine months ended September 30, 2017, administrative fees for Class A Interests were $18,160 and $53,713, respectively, and administrative fees for Class B Interests were $6,568 and $19,742, respectively.

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

At September 30, 2018 and December 31, 2017, the Partnership had charges for brokerage-related services payable to Altegris Clearing Solutions of $11,056 and $12,021, respectively, and service fees payable to Altegris Investments of $4,235 and $5,217, respectively. These amounts are included in brokerage commissions payable and service fees payable on the Statements of Financial Condition, respectively. The amounts shown on the Statements of Financial Condition also include fees payable to non-related parties. The following tables show the fees paid to Altegris Investments and Altegris Clearing Solutions for the three and nine months ended September 30, 2018 and 2017, respectively:

	Three months ended	Nine months ended	Three months ended	Nine months ended
	September 30, 2018	September 30, 2018	September 30, 2017	September 30, 2017
Altegris Clearing Solutions - Brokerage Commission fees	$41,154	$164,265	$55,932	$146,347
Altegris Investments - Service fees	12,734	40,006	16,261	50,123
Total	$53,888	$204,271	$72,193	$196,470

The amounts above are included in Brokerage Commissions and Service Fees on the Statements of Income (Loss), respectively. The amounts shown on the Statements of Income (Loss) also include fees paid to non-related parties.

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

NOTE 5 - SERVICE FEES

As compensation for the continuing services of the selling agents to the Class A Limited Partners, Class A Interests pay the selling agents an ongoing monthly payment of 0.166% (2% annually) of the net asset value of interests sold by the agents that are outstanding at month-end. As compensation for the continuing services of the selling agents to the Limited Partners holding Institutional Interests, the selling agents may elect the Institutional Interests to pay the selling agents an ongoing monthly payment of 0.0417% (0.50% annually) of the net asset value of Institutional Interests sold by the agents that are outstanding at month-end. For the three and nine months ended September 30, 2018, service fees for Class A Interests were $87,238 and $280,791, respectively. For the three and nine months ended September 30, 2017, service fees for Class A Interests were $109,347 and $325,661, respectively. There were no service fees for Institutional Interests for the three and nine months ended September 30, 2018 and 2017.

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

The following presents the fair value of derivative contracts as of September 30, 2018 and December 31, 2017. The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the derivative contracts qualify for net presentation in the Statements of Financial Condition.

September 30, 2018

	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts*

Currencies	$311,718	$–	$311,718
Energy	25,267	–	25,267
Interest Rates	11,691	(49,486)	(37,795)
Metals	13,407	(8,303)	5,104
Stock Indices	411,446	(52,250)	359,196
Treasury Rates	6,018	(23,649)	(17,631)

	$779,547	$(133,688)	$645,859

December 31, 2017

	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts*

Currencies	$96,610	$(13,379)	$83,231
Energy	–	(44,184)	(44,184)
Interest Rates	24,531	(57,173)	(32,642)
Metals	316,177	–	316,177
Stock Indices	50,354	(24,843)	25,511
Treasury Rates	68,158	–	68,158

	$555,830	$(139,579)	$416,251

* Futures contracts include settled variation margin.

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three and nine months ended September 30, 2018 and 2017.

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading derivatives contracts.

Three Months Ended September 30, 2018

Type of		Change in
Futures Contracts	Realized	Unrealized

Futures Contracts*
Currencies	$165,850	$260,124
Energy	289,776	(327,810)
Interest Rates	(83,056)	(84,226)
Metals	224,487	26,705
Stock Indices	(1,057,407)	146,245
Treasury Rates	(84,115)	106,253

	$(544,465)	$127,291

For the three months ended September 30, 2018, the number of futures contracts closed was 5,690. These closed contract amounts are representative of the Partnership’s volume of derivative activity during the period.

Nine Months Ended September 30, 2018

Type of		Change in
Futures Contracts	Realized	Unrealized

Futures Contracts*
Currencies	$647,408	$228,487
Energy	505,565	69,451
Interest Rates	384,867	(5,153)
Metals	579,631	(311,073)
Stock Indices	(3,203,304)	333,685
Treasury Rates	(323,938)	(85,789)

	$(1,409,771)	$229,608

*Futures contracts include settled variation margin.

For the nine months ended September 30, 2018, the number of futures contracts closed was 15,773. These closed contract amounts are representative of the Partnership’s volume of derivative activity during the period.

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Three Months Ended September 30, 2017

Type of		Change in
Futures Contracts	Realized	Unrealized

Futures Contracts*
Currencies	$(144,322)	$69,949
Energy	(203,083)	190,593
Interest Rates	(821,874)	(134,797)
Metals	13,266	(128,201)
Stock Indices	339,800	1,127,683
Treasury Rates	(185,332)	(82,380)

	$(1,001,545)	$1,042,847

For the three months ended September 30, 2017, the number of futures contracts closed was 6,596. These closed contract amounts are representative of the Partnership’s volume of derivative activity during the period.

Nine Months Ended September 30, 2017

Type of		Change in
Futures Contracts	Realized	Unrealized

Futures Contracts*
Currencies	$307,544	$95,428
Energy	(661,324)	(44,158)
Interest Rates	(2,352,287)	(332,369)
Metals	263,047	(114,650)
Stock Indices	3,198,886	907,854
Treasury Rates	1,063,574	120,565

	$1,819,440	$632,670

*Futures contracts include settled variation margin.

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

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets

As of September 30, 2018				Gross Amounts Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Futures Contracts*	422,616	(86,192)	336,424	–	–	336,424

Offsetting the Financial Liabilities and Derivative Liabilities

As of September 30, 2018				Gross Amounts Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Futures Contracts*	(86,192)	86,192	–	–	–	–

Offsetting the Financial Assets and Derivative Assets

As of December 31, 2017				Gross Amounts Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Futures Contracts*	380,608	(70,856)	309,752	–	–	309,752

Offsetting the Financial Liabilities and Derivative Liabilities

As of December 31, 2017				Gross Amounts Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Futures Contracts*	(70,856)	70,856	–	–	–	–

(1) The Partnership posted additional collateral of $2,869,022 for 2018 and $1,548,029 for 2017 with the Clearing Broker. The Partnership may post collateral due to a variety of factors that may include, without limitation, initial margin or other requirements that are based on notional amounts which may exceed the fair value of the derivative contract.

* Futures contracts excludes settled variation margin.

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

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three and nine months ended September 30, 2018 and 2017. This information has been derived from information presented in the financial statements.

	Three Months ended September 30, 2018

			Institutional
	Class A	Class B	Interest

Total return for Limited Partners (3)
Total return prior to incentive fees	2.62%	2.14%	1.93%
Incentive fees	0.00%	0.00%	0.01%

Total return after incentive fees	2.62%	2.14%	1.94%

Ratio to average net asset value
Expenses prior to incentive fees (2)	4.75%	2.84%	1.87%
Incentive fees (3)	0.00%	0.00%	0.01%

Total expenses	4.75%	2.84%	1.88%

Net investment loss (1) (2)	(2.86%)	0.93%	(0.10%)

	Nine Months ended September 30, 2018

			Institutional
	Class A	Class B	Interest

Total return for Limited Partners (3)
Total return prior to incentive fees	(6.91%)	(5.51%)	(4.91%)
Incentive fees	0.00%	0.00%	(0.01%)

Total return after incentive fees	(6.91%)	(5.51%)	(4.92%)

Ratio to average net asset value
Expenses prior to incentive fees (2)	4.65%	2.69%	1.80%
Incentive fees (3)	0.01%	0.00%	0.01%

Total expenses	4.66%	2.69%	1.81%

Net investment loss (1) (2)	(3.05%)	(1.09%)	(0.27%)

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 10 -FINANCIAL HIGHLIGHTS (CONTINUED)

	Three Months ended September 30, 2017

			Institutional
	Class A	Class B	Interest

Total return for Limited Partners (3)
Total return prior to incentive fees	(1.23%)	(0.74%)	(0.54%)
Incentive fees	0.00%	0.00%	0.00%

Total return after incentive fees	(1.23%)	(0.74%)	(0.54%)

Ratio to average net asset value
Expenses prior to incentive fees (2)	4.65%	2.62%	1.78%
Incentive fees (3)	0.00%	0.01%	0.00%

Total expenses	4.65%	2.63%	1.78%

Net investment loss (1) (2)	(3.74%)	(1.78%)	(0.98%)

	Nine Months ended September 30, 2017

			Institutional
	Class A	Class B	Interest

Total return for Limited Partners (3)
Total return prior to incentive fees	3.90%	5.44%	6.07%
Incentive fees	(2.12%)	(2.13%)	(2.18%)

Total return after incentive fees	1.78%	3.31%	3.89%

Ratio to average net asset value
Expenses prior to incentive fees (2)	4.62%	2.58%	1.81%
Incentive fees (3)	2.00%	2.07%	1.70%

Total expenses	6.62%	4.65%	3.51%

Net investment loss (1) (2)	(4.03%)	(2.01%)	(1.21%)

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

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 11 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were available to be issued, and concluded that no events subsequent to September 30, 2018 have occurred that would require recognition or disclosure, except as noted below.

From October 1, 2018 through November 13, 2018, the Partnership had redemptions of $668,515. Management has determined there are no additional matters requiring disclosure.

PART I – FINANCIAL INFORMATION (continued)

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed. Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading. A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities. Through September 30, 2018 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Performance Summary

Three Months Ended September 30, 2018

During the third quarter of 2018, the Partnership achieved net realized and unrealized losses of $524,278 from its trading activities, net of brokerage commissions of $97,895. The Partnership accrued total expenses of $269,933, including $79,651 in management fees paid to the General Partner, $116 in incentive fees, and $152,801 in service and professional fees. The Partnership earned $124,950 in interest income during the third quarter of 2018.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the third quarter of 2018 is set forth below.

Third Quarter 2018. The Partnership’s trading advisor, QIM believes that numerous small inefficiencies exist in financial markets that can be exploited through the prudent use of robust analysis and predictive technologies. The trading program currently employs several thousand quantitative trading models that utilize pattern recognition to predict short-term price movements in global futures markets. All models are tested across large data sets that expose them to a wide range of market, economic, and political environments, as well as a wide range of time frames and interactions. Only those models that prove to be the most robust, statistically significant, and conceptually diverse are used in actual trading. The resultant system of models offers what QIM believes to be reliable signals that guide market timing and trade allocation. Third quarter performance of the Partnership as a result of QIM’s trading program is as follows: The Partnership was negative in July of 2018. Losses were driven primarily by stock indices, which substantially underperformed the other sectors. Interest rates and energies were also slightly negative which further detracted from performance. Currencies and metals both had modest gains, however they were not enough to meaningfully offset aggregate declines. The Partnership was positive in August of 2018. Gains were led by interest rate trading, which was the best performing sector. Energies were the next best performing sector, followed closely by metals which also posted profits. Currencies were slightly negative, along with stock indices which were a minimal drag to performance. The Partnership was slightly negative in September of 2018. Currencies outperformed all sectors, though not enough to offset losses. Trading in equity indices and positions in the interest rate sector detracted the most from profits. Energies and metals were close to flat, having little effect on overall performance.

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

Third Quarter 2017. The Partnership enjoyed net positive performance for the month of July 2017, driven primarily by stock indices. Interest rates were the worst performing sector, followed by currencies, metals, and energies. The Partnership maintained net long stock index positions and net short interest rate positions throughout the month of July. Despite the ongoing tensions with North Korea and the inability of the U.S. Congress to pass significant legislation on health care reform, the equity markets moved higher throughout the month. Interest rates also moved higher which partially offset the Partnership’s gains in stock indices. The Partnership’s short positions in the Euro, Pound and Yen hindered profits as these specific currencies moved higher throughout July. The Partnership initially benefited from short crude oil positions until the market rose due to a drawdown in inventories and bullish production forecast from the Energy Information Administration. In August 2017, the Partnership was slightly negative. The worst performing was stock indices, followed by interest rates. The most profitable sector was metals, followed by currencies and energies. Although the first week for trading in August was relatively calm, the ongoing tension between the United States and North Korea sent the equity markets lower. The S&P regained its losses the following week but had to sell off to new monthly lows on rumors that Gary Cohn, a key architect of U.S. tax reform, planned to resign from the White House Economic Council. Despite the swings in stock indices, interest rate futures moved higher with losses in the sector throughout the month. The currency sector experienced gains attributed to the Euro with profits split evenly on the long and short side of the trade. Long positions in all of the metals contracts benefited during August. In September 2017, the Partnership had another net positive performance. The most profitable sector was stock indices, followed by currencies. Interest rates were the worst performing sector, followed by metals and energies. The Partnership maintained net long stock index positions for the duration of the September. The news of another North Korean nuclear test rattled the equity markets but they were able to rebound and trend higher throughout the month with the S&P 500 trading to all-time highs. Although the Partnership benefited from long interest rate positions earlier in the month, the sector was adversely impacted by the equity market recovery. Short positions in U.S. interest rate contracts limited overall losses in the sector, but long positions in metals were adversely impacted as money flowed to riskier assets

Nine Months Ended September 30, 2018

During the nine months ended September 30, 2018, the Partnership incurred net realized and unrealized losses of $1,516,656 from its trading activities, net of brokerage commissions of $315,411.  The Partnership accrued total expenses of $835,396, including $255,210 in management fees paid to the General Partner, $1,500 in incentive fees, and $455,275 in service and professional fees. The Partnership earned $336,192 in interest income during the nine months ended September 30, 2018. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the nine months ended September 30, 2018 is set forth below.

Third Quarter 2018. The Partnership’s trading advisor, QIM believes that numerous small inefficiencies exist in financial markets that can be exploited through the prudent use of robust analysis and predictive technologies. The trading program currently employs several thousand quantitative trading models that utilize pattern recognition to predict short-term price movements in global futures markets. All models are tested across large data sets that expose them to a wide range of market, economic, and political environments, as well as a wide range of time frames and interactions. Only those models that prove to be the most robust, statistically significant, and conceptually diverse are used in actual trading. The resultant system of models offers what QIM believes to be reliable signals that guide market timing and trade allocation. Third quarter performance of the Partnership as a result of QIM’s trading program is as follows: The Partnership was negative in July of 2018. Losses were driven primarily by stock indices, which substantially underperformed the other sectors. Interest rates and energies were also slightly negative which further detracted from performance. Currencies and metals both had modest gains, however they were not enough to meaningfully offset aggregate declines. The Partnership was positive in August of 2018. Gains were led by interest rate trading, which was the best performing sector. Energies were the next best performing sector, followed closely by metals which also posted profits. Currencies were slightly negative, along with stock indices which were a minimal drag to performance. The Partnership was slightly negative in September of 2018. Currencies outperformed all sectors, though not enough to offset losses. Trading in equity indices and positions in the interest rate sector detracted the most from profits. Energies and metals were close to flat, having little effect on overall performance.

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

(b) Not applicable.

(c) Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner. The Partnership may declare additional redemption dates upon notice to the Limited Partners.  The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners. The following table summarizes the redemptions by Limited Partners during the third calendar quarter of 2018:

Month	Amount Redeemed
July 31, 2018	$545,499
August 31, 2018	$508,766
September 30, 2018	$597,755

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

Exhibit Number	Description of Document
4.1	Second Amended and Restated Agreement of Limited Partnership of Altegris QIM Futures Fund, L.P.

The following exhibits are included herewith.

Exhibit Number	Description of Document
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2018

ALTEGRIS QIM FUTURES FUND, L.P.

By:	ALTEGRIS ADVISORS, L.L.C.,
its general partner

/s/ Martin Beaulieu
Martin Beaulieu, Principal Executive Officer and Principal Financial Officer

