Form 10-K
period 2018-12-31
Altegris QIM Futures Fund, L.P.
filed 2019-03-29
CIK 1469317

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

As of February 28, 2019, the aggregate net asset value of the Interests in the Partnership before redemptions was $18,247,662. The Partnership operates on a calendar fiscal year and has no subsidiaries.

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

With respect to Partnership assets not held at SGAS as described above, but deposited with JPMorgan Chase Bank, N.A. (the “Custodian”), the portion not held in checking, money market or other bank accounts (and used to pay Partnership operating expenses) will be invested in liquid, high-quality short-term securities at the direction of the account balance of all such Class A and Class B Interests (0.333% per annum).

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

(b)           Holders

As of February 28, 2019 the Partnership had 283 holders of Interests.

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

(d)           Securities Authorized for Issuance under Equity Compensation Plans

None.

(e)           Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The Partnership did not sell any unregistered securities within the past three years which have not previously been included in the Partnership’s Quarterly Reports on Form 10-Q.

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

The following table summarizes Limited Partner redemptions during the fourth calendar quarter of 2018:

Month Ended	Amount Redeemed
October 31, 2018	$633,464
November 30, 2018	1,745,077
December 31, 2018	786,650
Total	$3,164,191

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

All of the futures contracts currently traded by the Advisor on behalf of the Partnership are exchange- traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions because, in over-the-counter transactions, the Partnership must rely solely on the credit of its trading counterparties, whereas exchange-traded contracts are generally, but not universally, backed by the collective credit of the members of the exchange. In the future, the Partnership anticipates that it will enter into non-exchange-traded foreign currency contracts and be subject to the credit risk associated with counterparty non- performance.

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

Performance Summary

2018

During 2018, the Partnership achieved net realized and unrealized losses of ($2,689,554) from all trading; losses of ($2,680,554) from trading of derivatives including brokerage commissions of $400,551. The Partnership accrued total expenses of $1,084,226, including $1,500 in incentive fees, $324,644 in management fees paid to the General Partner, and $611,936 in service and professional fees. The Partnership earned $440,529 in interest income during 2018. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for each quarter during 2018 is set forth below.

Fourth Quarter 2018. Fourth quarter performance of the Partnership is as follows: the Partnership was negative in October of 2018. Losses were driven primarily by stock indices, as they substantially underperformed all other sectors. Energies were also slightly negative, further detracting from performance. Interest Rates, currencies, and metals all had modest gains, however they were not enough to meaningfully offset the aggregate decline. The Partnership was slightly negative in November of 2018. Losses were again driven by equities, however metals and currency trading also detracted. Gains were led by interest rate trading, the best performing sector and followed by energies, which also posted profits. The Partnership was positive in December of 2018. Equities’ contributions outpaced the contributions of all other sectors and drove positive performance. Interest rates were the only other positive contributor. Currencies were the worst performing sector, followed closely by energies, although the two combined were not enough to meaningfully negate gains made in equities. The metals sector’s contributions finished very slightly negative.

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

2017

During 2017, the Partnership achieved net realized and unrealized losses of $2,832,125 from all trading; losses of $2,850,217 from trading of derivatives including brokerage commissions of $481,792. The Partnership accrued total expenses of $1,934,263, including $704,344 in incentive fees, $389,011 in management fees paid to the General Partner, and $645,449 in service and professional fees. The Partnership earned $218,658 in interest income during 2017. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for each quarter during 2017 is set forth below.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2018. In making this assessment, Management used the criteria set forth in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2018, the Partnership’s internal control over financial reporting was effective.

(c)           Changes in Internal Control over Financial Reporting

There were no changes in the Partnership’s internal control over financial reporting during the quarter and year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

(d)           Corporate Governance

Not applicable.

ITEM 11: EXECUTIVE COMPENSATION

The Partnership has no officers, directors, or employees. None of the principals, officers, or employees of the General Partner or Altegris receives compensation from the Partnership. All persons serving in the capacity of officers or executives of the General Partner, the general partner of the Partnership, are compensated by Altegris and/or an affiliate in respect of their respective positions with such entities. The General Partner receives a monthly management fee equal to 1/12 of 1.25% of the management fee net asset value of the month-end capital account balances attributable to Class A and Class B Interests and equal to 1/12 of 0.75% of the management fee net asset value of the month-end capital account balances attributable to Institutional Interests. The General Partner also receives a monthly administrative fee equal to 1/12 of 0.333% of the management fee net asset value of the month- end capital account balances attributable to Class A and Class B Interests.

Altegris receives continuing monthly compensation from the Partnership equal to 1/12 of 2% of the month- end net asset value of Class A Interests sold by Altegris.

Clearing Solutions, in its capacity as Introducing Broker to the Partnership, receives compensation for brokerage-related services. The Partnership will pay monthly brokerage charges equal to the greater of (A) actual commissions of $9.75 per round-turn (higher for certain exchanges or commodities) multiplied by number of round- turn trades, which amount includes other transaction costs; or (B) an amount equal to 0.125% of the management fee net asset value of all Interest holders’ month-end capital account balances (1.50% annually). If actual monthly commissions and transaction costs in (A) above are less than the amount in (B) above, the Partnership will pay the difference to the Introducing Broker as payment for brokerage-related services. In any month when the amount in (A) is greater than the amount in (B) above, the Partnership will pay only the amount described in (A) above.

The Partnership has no other compensation arrangements. There are no compensation plans or arrangements relating to a change in control of the Partnership.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)           Security ownership of certain beneficial owners

Not applicable.

(b)           Security Ownership of Management

The Partnership has no officers or directors. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner, which has delegated discretionary authority over the Partnership’s trading to QIM. As of February 28, 2019, the General Partner’s general partner interest in the Partnership was valued at $0, which constituted approximately 0% of the Partnership’s total assets. The General Partner and the principals of the General Partner may purchase Interests. As of February 28, 2019, the following managers and executive officers of the General Partner owned Interests in the Partnership: None. The direct and indirect holding of Interests of each manager and executive officer and the total aggregate ownership of Interests is 0% of the Partnership’s total assets.

(c)           Changes in Control

None.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Partnership does not engage in any transactions with the General Partner or its affiliates other than in respect of the services and payment of fees therefor described above in Item 1.

The Partnership paid to the General Partner monthly management fees totaling $324,644for the year ended December 31, 2018. The Partnership paid to the General Partner administrative fees totaling $82,083 for the year ended December 31, 2018.

The Partnership paid to Altegris monthly continuing compensation of $50,980 for the year ended December 31, 2018. Clearing Solutions, in its capacity as the Introducing Broker for the Partnership, received from the Partnership’s clearing broker the following compensation: a portion of the brokerage commissions paid by the Partnership to SGAS, and of the interest income earned on Partnership’s assets held at SGAS, equal to $109,500 for the year ended December 31, 2018. In addition, Clearing Solutions, in its capacity as Introducing Broker, receives from the Partnership, monthly brokerage charges as described in Item 11. For the year ended December 31, 2018 the Partnership paid monthly brokerage charges of $224,549.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth (a) the fees billed to the Partnership for professional audit services provided by Ernst & Young LLP, the Partnership’s independent registered public accountant, for the audit of the Partnership’s annual financial statements for the year ended December 31, 2018 and (b) the fees expected to be billed to the Partnership for professional audit services provided by Ernst & Young LLP for the audit of the Partnership’s annual financial statements for the year ended December 31, 2018.

FEE CATEGORY	2018	2017

Audit Fees	$24,600	$24,600
Audit-Related Fees	$31,800	$31,800
Tax Fees	$52,200	$58,028
All Other Fees	–	–

TOTAL FEES	$108,600	$114,428

Audit Fees consist of fees paid to Ernst & Young LLP for (i) the audit of Altegris QIM Futures Fund, L.P.’s annual financial statements included in the annual report on Form 10-K, quarterly reviews of financial statements included in the reports on the Partnership’s Form 10-Qand (ii) services that are normally provided by the Independent Registered Public Accountants in connection with statutory and regulatory filings of registration statements.

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

Dated: March 29, 2019	Altegris QIM FUTURES FUND, L.P. By: ALTEGRIS ADVISORS, L.L.C.

By: /s/ Matthew C. Osborne
Name: Matthew C. Osborne
Title: Chief Investment Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant and in the capacities and on the date indicated.

Title with
Signature	General Partner	Date

/s/ Martin Beaulieu	Executive Chairman, Manager	March 29, 2019
Martin Beaulieu	(Principal Executive Officer)

/s/ Matthew C. Osborne	Chief Investment Officer, Manager	March 29, 2019
Matthew C. Osborne

(Being the principal executive officer, the principal financial officer and principal accounting officer, and a majority of the managers of Altegris Advisors, L.L.C.)

ALTEGRIS QIM FUTURES FUND, L.P.

FINANCIAL STATEMENTS

F-1

ALTEGRIS QIM FUTURES FUND, L.P.

AFFIRMATION OF THE COMMODITY POOL OPERATOR

_______________

To the Partners of

Altegris QIM Futures Fund, L.P.

To the best of the knowledge and belief of the undersigned, the information contained in this Annual Report for the years ended December 31, 2018, 2017 and 2016 is accurate and complete.

By: /s/ Martin Beaulieu

Altegris Advisors, L.L.C.

Commodity Pool Operator for

Altegris QIM Futures Fund, L.P.

By: Martin Beaulieu, Executive Chairman

Ernst & Young LLP Suite 500 725 south Figueroa Street Los Angeles, CA 90017	Tel: +1 213-977-3200 Fax: +1 213-977-3729 ey.com

Report of Independent Registered Public Accounting Firm

The General Partner and Limited Partners of Altegris QIM Futures Fund, L.P.

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Altegris QIM Futures Fund, L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2018 and 2017, the related statements of income (loss) and changes in partners’ capital (net asset value) for each of the three years in the period ended December 31, 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2018 and 2017, and the results of its operations and the changes in its partners’ capital for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2018, by correspondence with the custodian and broker. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Partnership’s auditor since 2011.

Los Angeles, CA

March 27, 2019

ALTEGRIS QIM FUTURES FUND, L.P.

STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2018 and DECEMBER 31, 2017

_______________

	2018	2017
ASSETS
Equity in commodity broker account:
Cash	$1,066,881	$921,512
Restricted cash	1,012,429	859,249
Restricted foreign currency (cost - $103,635 and $693,564)	105,654	688,780
Net unrealized gain on open futures contracts	–	309,752
Settled variation margin	–	106,499

	2,184,964	2,885,792

Cash	3,582,686	6,312,140
Investment securities at fair value (cost - $15,755,364 and $23,396,557)	15,754,973	23,396,654
Interest receivable	1,271	1,157

Total assets	$21,523,894	$32,595,743

LIABILITIES
Equity in commodity broker account:
Foreign currency due to broker (proceeds - $0 and $691,361)	$–	$686,592
Net unrealized loss on open futures contracts	52,017	–
Settled variation margin	45,731	–

	97,748	686,592

Redemptions payable	874,336	203,427
Service fees payable	30,545	42,515
Management fee payable	21,180	31,503
Brokerage commissions payable	19,476	17,374
Administrative fee payable	5,458	7,902
Incentive fees payable	–	68,985
Subscriptions received in advance	–	57,000
Other liabilities	125,128	130,243

Total liabilities	1,173,871	1,245,541

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	831	942
Limited Partners	20,349,192	31,349,260

Total partners' capital (Net Asset Value)	20,350,023	31,350,202

Total liabilities and partners' capital	$21,523,894	$32,595,743

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS

DECEMBER 31, 2018

_______________

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Fair Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$4,738,000	1/2/2019	Federal Farm Credit Bank Disc Note, 2.18%*	$4,737,434	23.28%
5,000,000	1/9/2019	Federal Home Loan Bank Disc Note, 2.36%*	4,997,685	24.56%

Total U.S. Government Agency Bonds and Notes (cost - $9,734,853)			9,735,119	47.84%

Certificates of Deposit
$521,000	1/4/2019	Banco del Estado de Chile, 2.32%	$520,993	2.56%
315,000	1/11/2019	The Chiba Bank Ltd., 2.53%	315,008	1.55%

Total Certificates of Deposit (cost - $836,000)			836,001	4.11%

Corporate Notes
$473,000	1/3/2019	Apple Inc., 2.52%*	472,902	2.32%
680,000	1/2/2019	Automatic Data Processing, Inc., 2.38%*	679,955	3.34%
250,000	1/2/2019	Banco del Estado de Chile, 2.39%*	249,983	1.23%
474,000	1/18/2019	Canadian Imperial Holdings, Inc., 2.48%*	473,415	2.33%
500,000	1/2/2019	Cedar Springs Capital Company LLC, 2.50%*	499,965	2.46%
473,000	1/4/2019	Exxon Mobil Corp Disc Note, 2.43%*	472,874	2.32%
316,000	1/15/2019	IBM Credit LLC, 2.42%*	315,681	1.55%
473,000	1/16/2019	MetLife Short Term Funding LLC, 2.50%*	472,476	2.32%
348,000	1/3/2019	PACCAR Financial Corporation, 2.40%*	347,932	1.71%
600,000	1/15/2019	Thunder Bay Funding, LLC, 2.52%*	599,373	2.95%
600,000	1/17/2019	Thunder Bay Funding, LLC, 2.52%*	599,297	2.94%

Total Corporate Notes (cost - $5,184,511)			5,183,853	25.47%

Total Investment Securities (cost - $15,755,364)			$15,754,973	77.42%

* The rate reported is the effective yield at time of purchase.

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS (continued)

DECEMBER 31, 2018

_______________

	Range of Expiration Dates	Number of Contracts	Fair Value*	% of Partners' Capital
Long Futures Contracts:
Currencies	Mar 19	12	5,351	0.03%
Energy	Jan 19	26	(60,238)	(0.30)%
Interest Rates	Mar 19	79	26,811	0.12%
Metals	Feb 19 - Mar 19	22	4,167	0.02%
Stock Indices	Jan 19 - Mar 19	126	(59,855)	(0.29)%
Treasury Rates	Mar 19	3	402	0.00%

Total Long Futures Contracts		268	(83,362)	(0.42)%

Short Futures Contracts:
Currencies	Mar 19	35	(6,611)	(0.03)%
Metals	Mar 19	7	11,143	0.05%
Stock Indices	Jan 19	5	(10,172)	(0.05)%
Treasury Rates	Mar 19	13	(8,746)	(0.04)%

Total Short Futures Contracts		60	(14,386)	(0.07)%

Total Futures Contracts			$(97,748)	(0.49)%

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

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.

STATEMENTS OF INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

_______________

	2018	2017	2016
TRADING GAIN (LOSS)
Gain (loss) on trading of futures
Net realized	$(1,765,994)	$3,068,028	$5,870,954
Net change in unrealized	(513,999)	263,981	122,035
Brokerage Commissions	(400,551)	(481,792)	(409,189)

Net gain (loss) from trading futures	(2,680,544)	2,850,217	5,583,800

Gain (loss) on trading of securities
Net realized	85	26,042	16,058
Net change in unrealized	(488)	246	207

Net gain (loss) from trading securities	(403)	26,288	16,265

Gain (loss) on trading of foreign currency
Net realized	(10,641)	(45,132)	(2,455)
Net change in unrealized	2,034	752	(863)

Net gain (loss) from trading foreign currency	(8,607)	(44,380)	(3,318)
Total trading gain (loss)	(2,689,554)	2,832,125	5,596,747

NET INVESTMENT INCOME (LOSS)
Income
Interest income	440,529	218,658	46,173

Expenses
Service fees	350,441	433,956	369,560
Management fee	324,644	389,011	333,163
Professional fees	261,495	211,493	212,158
Administrative fee	82,083	97,756	84,855
Out of pocket fees	19,952	21,200	15,102
Interest expense	16,096	24,194	40,328
Incentive fees	1,500	704,344	1,106,228
Other expenses	28,015	52,309	55,763

Total expenses	1,084,226	1,934,263	2,217,157

Net investment income (loss)	(643,697)	(1,715,605)	(2,170,984)

NET INCOME (LOSS)	$(3,333,251)	$1,116,520	$3,425,763

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

_______________

		Limited Partners
				Institutional	General
	Total	Class A	Class B	Interests	Partner
Balances at December 31, 2015	$23,670,285	$15,294,712	$6,924,210	$1,450,561	$802

Transfers	–	–	–	–	–

Capital additions	4,082,682	3,916,689	165,993	–	–

Capital withdrawals	(1,734,266)	(1,259,807)	(474,459)	–	–

From operations:
Net investment gain (loss)	(2,170,984)	(1,579,463)	(490,710)	(100,744)	(67)
Net realized gain (loss) from investments (net of brokerage commissions)	5,475,368	3,666,412	1,491,321	317,460	175
Net change in unrealized gain (loss) from investments	121,379	82,946	31,732	6,697	4
Net income (loss)	3,425,763	2,169,895	1,032,343	223,413	112

Balances at December 31, 2016	$29,444,464	$20,121,489	$7,648,087	$1,673,974	$914

Balances at December 31, 2016	$29,444,464	$20,121,489	$7,648,087	$1,673,974	$914

Transfers	–	–	–	–	–

Capital additions	4,760,748	3,096,648	739,100	925,000	–

Capital withdrawals	(3,971,530)	(2,746,440)	(1,052,817)	(172,273)	–

From operations:
Net investment gain (loss)	(1,715,605)	(1,311,939)	(327,796)	(75,813)	(57)
Net realized gain (loss) from investments (net of brokerage commissions)	2,567,146	1,740,295	652,948	173,825	78
Net change in unrealized gain (loss) from investments	264,979	186,165	66,801	12,006	7
Net income (loss)	1,116,520	614,521	391,953	110,018	28

Balances at December 31, 2017	$31,350,202	$21,086,218	$7,726,323	$2,536,719	$942

Balances at December 31, 2017	$31,350,202	$21,086,218	$7,726,323	$2,536,719	$942

Transfers	–	–	–	–	–

Capital additions	610,679	433,441	144,238	33,000	–

Capital withdrawals	(8,277,607)	(5,404,873)	(1,340,006)	(1,532,728)	–

From operations:
Net investment gain (loss)	(643,697)	(559,105)	(78,814)	(5,751)	(27)
Net realized gain (loss) from investments (net of brokerage commissions)	(2,177,101)	(1,454,920)	(548,824)	(173,291)	(66)
Net change in unrealized gain (loss) from investments	(512,453)	(345,339)	(137,352)	(29,744)	(18)
Net income (loss)	(3,333,251)	(2,359,364)	(764,990)	(208,786)	(111)

Balances at December 31, 2018	$20,350,023	$13,755,422	$5,765,565	$828,205	$831

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

B. Method of Reporting

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Therefore, the Partnership follows the accounting and reporting guidelines for investment companies. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of December 31 2018 and 2017, and reported amounts of income and expenses for the years ended December 31, 2018, 2017 and 2016, respectively. Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that the differences could be material.

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

The fair value of U.S. government agency bonds and notes is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government agency bonds and notes are generally categorized in Level I or Level 2 of the fair value hierarchy. As of December 31, 2018 and 2017, none of the Partnership’s holdings in U.S. government agency bonds and notes were fair valued using valuation models.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of December 31, 2018 and 2017, none of the Partnership’s holdings in corporate notes were fair valued using valuation models.

The fair value of certificates of deposit is determined based on a constant maturity curve for comparable instruments denominated in USD. This valuation method represents both a market and income approach to fair value measurement. Certificates of deposit are categorized in Level 2 of the fair value hierarchy.

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C. Fair Value (continued)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

There were no changes in the Partnership’s valuation methodology during the years ended December 31, 2018 and 2017.

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of December 31, 2018 and December 31, 2017:

December 31, 2018	Level 1	Level 2	Level 3	Balance as of December 31, 2018

Assets

Futures contracts (1)	$69,626	$–	$–	$69,626
U.S. Government agency bonds and notes	–	9,735,119	–	9,735,119
Certificates of deposit	–	836,001	–	836,001
Corporate notes	–	5,183,853	–	5,183,853

Total Assets	$69,626	$15,754,973	$–	$15,824,599

Liabilities

Futures contracts (1)	$(167,374)	$–	$–	$(167,374)

December 31, 2017	Level 1	Level 2	Level 3	Balance as of December 31, 2017

Assets

Futures contracts (1)	$555,830	$–	$–	$555,830
U.S. Government agency bonds and notes	–	15,431,408	–	15,431,408
Corporate notes	–	7,965,246	–	7,965,246

Total Assets	$555,830	$23,396,654	$–	$23,952,484

Liabilities

Futures contracts (1)	$(139,579)	$–	$–	$(139,579)

(1) See Note 7. "Financial Derivative Instruments" for the fair value in each type of contracts within this category.

The Partnership’s policy is to recognize any transfers between Level 1 and Level 2 assets as of the Partnership’s fiscal year-end.

For the years ended December 31, 2018 and 2017, there were no transfers between Level 1 and Level 2 assets and liabilities. For the years ended December 31, 2018 and 2017, there were no Level 3 securities.

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

J.P. Morgan Chase Bank, N.A. (the “Custodian”) is the Partnership’s custodian. SG Americas Securities, LLC (the “Clearing Broker”) is the Partnership’s commodity broker. A portion of the Partnership’s assets are held as initial margin or option premiums (in cash or Treasury securities) in the Partnership’s brokerage accounts at the Clearing Broker. The Clearing Broker may convert the Partnership’s cash in U.S. dollar to foreign currency to facilitate the Partnership’s commodity trading activities. At times, the Partnership may carry foreign cash on loan with the Clearing Broker. Any net foreign currency on loan will be recognized in Foreign Currency Due to Broker on the Statements of Financial Condition. The Partnership’s Clearing Broker holds margin balances in a single currency, in which all margin requirements can be satisfied in U.S. dollars. Foreign currency balances can also be used to satisfy margin requirements. As of December 31, 2018 and 2017, the Partnership’s restricted cash balance on the Statements of Financial Condition of $1,012,429 and $859,249, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in US Dollars. As of December 31, 2018 and 2017, the Partnership’s restricted foreign currency balance on the Statements of Financial Condition of $105,654 and $688,780, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in foreign currency. The Partnership’s assets not deposited at the Clearing Broker are deposited with either the Custodian or held in bank cash accounts at Northern Trust Company (and used to pay Partnership operating expenses). For the Partnership’s cash deposited at the Custodian, the Partnership receives cash management services from J.P. Morgan Investment Management Inc. (“JPMIM”).

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

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at December 31, 2018 and 2017 are reflected within the Condensed Schedules of Investments.

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

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital. Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2018, 2017 and 2016. However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Partnership is subject to income tax examinations by major taxing authorities for all tax years since 2015.

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of and the years ended December 31, 2018, 2017 and 2016.

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

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement. The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the years ended December 31, 2018, 2017 and 2016.

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 3 - RELATED PARTY TRANSACTIONS

A. General Partner Management Fee

The General Partner receives a monthly management fee from the Partnership equal to 0.104% (1.25% annually) for Class A and Class B, and 0.0625% (0.75% annually) for Institutional Interests of the Partnership's net asset value apportioned to each Partner’s capital account at the beginning of the month, before deduction of any accrued incentive fees related to the current quarter (the “management fee net asset value”). The General Partner may declare any Limited Partner a “Special Limited Partner” and the management fees or incentive fees charged to any such partner may be different than those charged to other Limited Partners. For the years ended December 31, 2018, 2017 and 2016, there were no Special Limited Partners.

Total management fees earned by the General Partner for the years ended December 31, 2018, 2017 and 2016 are shown on the Statements of Income (Loss) as Management Fee.

B. Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the years ended December 31, 2018, 2017 and 2016, administrative fees for Class A Interests were $59,591, $71,570 and $60,546, respectively, and administrative fees for Class B Interests were $22,492, $26,186 and $24,309, respectively.

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

At December 31, 2018, 2017 and 2016, respectively, the Partnership had charges for brokerage-related services payable to Altegris Clearing Solutions of $17,509, $12,021 and $8,703, respectively, and service fees payable to Altegris Investments of $3,525, $5,217 and $5,432, respectively. The following tables show the fees paid to Altegris Investments and Altegris Clearing Solutions for the years ended December 31, 2018, 2017 and 2016, respectively:

	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016
Altegris Clearing Solutions - Brokerage Commission fees	$224,549	$206,296	$195,287
Altegris Investments - Service fees	50,980	65,990	62,873
Total	$275,529	$272,286	$258,160

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

NOTE 5 - SERVICE FEES

As compensation for the continuing services of the selling agents to the Class A Limited Partners, Class A Interests pay the selling agents an ongoing monthly payment of 0.166% (2% annually) of the net asset value of interests sold by the agents that are outstanding at month-end. As compensation for the continuing services of the selling agents to the Limited Partners holding Institutional Interests, the selling agents may elect the Institutional Interests to pay the selling agents an ongoing monthly payment of 0.0417% (0.50% annually) of the net asset value of Institutional Interests sold by the agents that are outstanding at month-end. For the years ended December 31, 2018, 2017 and 2016, service fees for Class A Interests were $350,441, $433,670 and $369,560, respectively and service fees for Institutional Interests were $0, $286 and $0, respectively.

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

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the fair value of derivative contracts as of December 31, 2018 and 2017. The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the derivative contracts qualify for net presentation in the Statements of Financial Condition.

December 31, 2018

Type of Futured Contracts	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value

Futures Contracts

Currencies	$5,351	$(6,611)	$(1,260)
Energy	–	(60,238)	(60,238)
Interest Rates	30,959	(4,148)	26,811
Metals	15,310	–	15,310
Stock Indices	17,604	(87,631)	(70,027)
Treasury Rates	402	(8,746)	(8,344)

	$69,626	$(167,374)	$(97,748)

December 31, 2017

Type of Futured Contracts	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value

Futures Contracts

Currencies	$96,610	$(13,379)	$83,231
Energy	–	(44,184)	(44,184)
Interest Rates	24,531	(57,173)	(32,642)
Metals	316,177	–	316,177
Stock Indices	50,354	(24,843)	25,511
Treasury Rates	68,158	–	68,158

	$555,830	$(139,579)	$416,251

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the years ended December 31, 2018, 2017 and 2016.

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading derivatives contracts.

Year Ended December 31, 2018

Type of		Change in
Futured Contracts	Realized	Unrealized

Futures Contracts
Currencies	$896,943	$(84,491)
Energy	547,001	(16,054)
Interest Rates	435,223	59,453
Metals	543,490	(300,867)
Stock Indices	(4,027,222)	(95,538)
Treasury Rates	(161,429)	(76,502)

	$(1,765,994)	$(513,999)

For the year ended December 31, 2018, the number of futures contracts closed was 19,348. These closed contract amounts are representative of the Partnership’s volume of derivative activity during the year.

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

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets
				Gross Amounts Not Offset in the Statements of Financial Condition
As of December 31, 2018

Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Futures Contracts*	46,809	(46,809)	–	–	–	–

Offsetting the Financial Liabilities and Derivative Liabilities
				Gross Amounts Not Offset in the Statements of Financial Condition
As of December 31, 2018

Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Futures Contracts*	(98,826)	46,809	(52,017)	–	52,017	–

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Offsetting the Financial Assets and Derivative Assets
				Gross Amounts Not Offset in the Statements of Financial Condition
As of December 31, 2017

Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Futures Contracts*	380,608	70,856	451,464	–	–	451,464

Offsetting the Financial Liabilities and Derivative Liabilities
				Gross Amounts Not Offset in the Statements of Financial Condition
As of December 31, 2017

Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Futures Contracts*	(70,856)	70,856	–	–	–	–

(1) The Partnership posted additional collateral of $1,066,066 for 2018 and $1,548,029 for 2017 with the Clearing Broker. The Partnership may post collateral due to a variety of factors that may include, without limitation, initial margin or other requirements that are based on notional amounts which may exceed the fair value of the derivative contract.

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

The Partnership has a substantial portion of its assets on deposit with the Custodian in U.S. government agency bonds and notes, corporate notes and certificates of deposit. Risks arise from investments in bonds and notes due to possible illiquidity and the potential for default by the issuer or counterparty. Such instruments are also sensitive to changes in interest rates and economic conditions.

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

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the years ended December 31, 2018, 2017 and 2016. This information has been derived from information presented in the financial statements.

	Year ended December 31, 2018

	Class A		Class B		Institutional Interest

Total return for Limited Partners
Total return prior to incentive fees	(11.80%	)	(10.06%	)	(9.31%	)
Incentive fees	(0.01%	)	(0.01%	)	(0.01%	)
Total return after incentive fees	(11.81%	)	(10.07%	)	(9.32%	)

Ratio to average net asset value
Expenses prior to incentive fees	4.72%		2.80%		1.87%
Incentive fees	0.01%		0.01%		0.01%

Total expenses	4.73%		2.81%		1.88%

Net investment loss (1)	(3.08%	)	(1.15%	)	(0.30%	)

	Year ended December 31, 2017

	Class A		Class B		Institutional Interest

Total return for Limited Partners
Total return prior to incentive fees	5.36%		7.44%		8.31%
Incentive fees	(2.31%	)	(2.32%	)	(2.57%	)
Total return after incentive fees	3.05%		5.12%		5.74%

Ratio to average net asset value
Expenses prior to incentive fees	4.58%		2.54%		1.75%
Incentive fees	2.20%		2.27%		2.05%

Total expenses	6.78%		4.81%		3.80%

Net investment loss (1)	(3.88%	)	(1.87%	)	(1.07%	)

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

NOTE 11 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were available to be issued, and concluded that no events subsequent to December 31, 2018 have occurred that would require recognition or disclosure, except as noted below.

From January 1, 2019 through March 27, 2019, the Partnership had redemptions of $2,326,992. Management has determined there are no additional matters requiring disclosure.

