Form 10-Q
period 2019-03-31
Altegris QIM Futures Fund, L.P.
filed 2019-05-15
CIK 1469317

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

i

PART I – FINANCIAL INFORMATION

Item 1:   Financial Statements.

ALTEGRIS QIM FUTURES FUND, L.P.

STATEMENTS OF FINANCIAL CONDITION

MARCH 31, 2019 (Unaudited) and DECEMBER 31, 2018 (Audited)

_______________

	2019	2018
ASSETS
Equity in commodity broker account:
Cash	$502,458	$1,066,881
Restricted cash	809,259	1,012,429
Restricted foreign currency (cost - $421,632 and $103,635)	421,572	105,654

	1,733,289	2,184,964

Cash	3,284,831	3,582,686
Investment securities at fair value (cost - $12,633,913 and $15,755,364)	12,633,263	15,754,973
Interest receivable	1,560	1,271

Total assets	$17,652,943	$21,523,894

LIABILITIES
Equity in commodity broker account:
Net unrealized loss on open futures contracts	$3,542	$52,017
Settled variation margin	84,270	45,731

	87,812	97,748

Redemptions payable	1,118,600	874,336
Service fees payable	26,506	30,545
Management fee payable	17,180	21,180
Brokerage commissions payable	11,911	19,476
Administrative fee payable	4,407	5,458
Other liabilities	154,881	125,128

Total liabilities	1,421,297	1,173,871

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	770	831
Limited Partners	16,230,876	20,349,192

Total partners' capital (Net Asset Value)	16,231,646	20,350,023

Total liabilities and partners' capital	$17,652,943	$21,523,894

ALTEGRIS QIM FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS

MARCH 31, 2019 (Unaudited)

_______________

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Fair Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$3,241,000	4/1/2019	Federal Home Loan Bank Disc Note, 2.26%*	$3,241,000	19.97%
3,000,000	5/13/2019	Federal Home Loan Bank Disc Note, 2.43%*	2,991,530	18.43%

Total U.S. Government Agency Bonds and Notes (cost - $6,232,558)			6,232,530	38.40%

Certificates of Deposit
$418,000	4/5/2019	Sumitomo Mitsui Banking Corporation, 2.45%	418,004	2.58%
278,000	4/5/2019	Sumitomo Mitsui Trust Bank Ltd., 2.45%	278,002	1.71%
278,000	4/12/2019	The Chiba Bank Ltd., 2.50%	278,004	1.71%

Total Certificates of Deposit (cost - $974,000)			974,010	6.00%

Corporate Notes
$279,000	4/9/2019	American Honda Finance Corporation, 2.47%*	278,793	1.72%
531,000	4/1/2019	The Bank of New York Mellon, 2.42%*	531,000	3.27%
252,000	4/1/2019	Bridgestone Americas, Inc., 2.44%*	252,000	1.55%
279,000	4/2/2019	Bridgestone Americas, Inc., 2.43%*	278,925	1.72%
419,000	4/24/2019	Canadian Imperial Holdings, Inc., 2.44%*	418,351	2.58%
531,000	4/1/2019	Cedar Springs Capital Company LLC, 2.52%*	531,000	3.27%
253,000	4/25/2019	DCAT, LLC, 2.50%*	252,523	1.56%
418,000	4/3/2019	Exxon Mobil Corp Disc Note, 2.45%*	417,862	2.57%
279,000	4/1/2019	The Home Depot, Inc., 2.39%*	278,944	1.72%
531,000	4/1/2019	Intercontinental Exchange, Inc., 2.44%	531,000	3.27%
279,000	4/12/2019	International Business Machines Corporation, 2.44%*	278,739	1.72%
279,000	4/2/2019	PACCAR Financial Corporation, 2.42%*	278,925	1.72%
550,000	4/15/2019	Thunder Bay Funding, LLC, 2.47%*	549,363	3.38%
550,000	4/17/2019	Walmart, Inc., 2.47%*	549,298	3.38%

Total Corporate Notes (cost - $5,427,355)			5,426,723	33.43%

Total Investment Securities (cost - $12,633,913)			$12,633,263	77.83%

* The rate reported is the effective yield at time of purchase.

ALTEGRIS QIM FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS (continued)

MARCH 31, 2019 (Unaudited)

_______________

	Range of Expiration Dates	Number of Contracts	Fair Value*	% of Partners' Capital

Long Futures Contracts:
Energy	Apr 19	2	$(1,675)	(0.01)%
Interest Rates	Jun 19	34	16,785	0.10%
Metals	May 19	6	11,615	0.07%
Stock Indices	Apr 19	6	16,121	0.10%
Treasury Rates	Jun 19	44	(1,401)	(0.01)%

Total Long Futures Contracts		92	41,445	0.25%

Short Futures Contracts:
Currencies	Jun 19	83	44,415	0.27%
Energy	Apr 19	15	(12,722)	(0.08)%
Interest Rates	Jun 19	1	(67)	0.00%
Metals	May 19 - Jun 19	4	8,147	0.05%
Stock Indices	Apr 19 - Jun 19	159	(169,030)	(1.04)%

Total Short Futures Contracts		262	(129,257)	(0.80)%

Total Futures Contracts			$(87,812)	(0.55)%

*Futures include settled variation margin.

ALTEGRIS QIM FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS (continued)

DECEMBER 31, 2018 (Audited)

_______________

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Fair Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$4,738,000	1/2/2019	Federal Farm Credit Bank Disc Note, 2.18%*	$4,737,434	23.28%
5,000,000	1/9/2019	Federal Home Loan Bank Disc Note, 2.36%*	4,997,685	24.56%

Total U.S. Government Agency Bonds and Notes (cost - $9,734,853)			9,735,119	47.84%

Certificates of Deposit
$521,000	1/4/2019	Banco del Estado de Chile, 2.32%	520,993	2.56%
315,000	1/11/2019	The Chiba Bank Ltd., 2.53%	315,008	1.55%

Total Certificates of Deposit (cost - $836,000)			836,001	4.11%

Corporate Notes
$473,000	1/3/2019	Apple Inc., 2.52%*	472,902	2.32%
680,000	1/2/2019	Automatic Data Processing, Inc., 2.38%*	679,955	3.34%
250,000	1/2/2019	Banco del Estado de Chile, 2.39%*	249,983	1.23%
474,000	1/18/2019	Canadian Imperial Holdings, Inc., 2.48%*	473,415	2.33%
500,000	1/2/2019	Cedar Springs Capital Company LLC, 2.50%*	499,965	2.46%
473,000	1/4/2019	Exxon Mobil Corp Disc Note, 2.43%*	472,874	2.32%
316,000	1/15/2019	IBM Credit LLC, 2.42%*	315,681	1.55%
473,000	1/16/2019	MetLife Short Term Funding LLC, 2.50%*	472,476	2.32%
348,000	1/3/2019	PACCAR Financial Corporation, 2.40%*	347,932	1.71%
600,000	1/15/2019	Thunder Bay Funding, LLC, 2.52%*	599,373	2.95%
600,000	1/17/2019	Wal-Mart Stores, Inc., 2.50%*	599,297	2.94%

Total Corporate Notes (cost - $5,184,511)			5,183,853	25.47%

Total Investment Securities (cost - $15,755,364)			$15,754,973	77.42%

* The rate reported is the effective yield at time of purchase.

ALTEGRIS QIM FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS (continued)

DECEMBER 31, 2018 (Audited)

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

ALTEGRIS QIM FUTURES FUND, L.P.

STATEMENTS OF INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (Unaudited)

_______________

	2019	2018
TRADING LOSS
Gain (loss) on trading of futures
Net realized	$(1,231,894)	$(1,527,078)
Net change in unrealized	9,936	(677,442)
Brokerage Commissions	(70,333)	(112,989)

Net loss from trading futures	(1,292,291)	(2,317,509)

Loss on trading of securities
Net change in unrealized	(259)	(601)

Net loss from trading securities	(259)	(601)

Gain (loss) on trading of foreign currency
Net realized	971	(6,409)
Net change in unrealized	(2,079)	(50)

Net loss from trading foreign currency	(1,108)	(6,459)
Total trading loss	(1,293,658)	(2,324,569)

NET INVESTMENT LOSS
Income
Interest income	100,249	95,267

Expenses
Service fees	60,925	97,971
Management fee	57,601	91,093
Professional fees	52,844	55,218
Administrative fee	14,807	22,835
Out of pocket fees	6,600	6,600
Interest expense	1,908	5,089
Other expenses	1,519	4,525

Total expenses	196,204	283,331

Net investment loss	(95,955)	(188,064)

NET LOSS	$(1,389,613)	$(2,512,633)

ALTEGRIS QIM FUTURES FUND, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (Unaudited)

_______________

	Limited Partners

				Institutional	General
	Total	Class A	Class B	Interests	Partner
Balances at December 31, 2017	$31,350,202	$21,086,218	$7,726,323	$2,536,719	$942

Capital additions	315,679	196,441	119,238	–	–

Capital withdrawals	(908,942)	(575,385)	(333,557)	–	–

From operations:
Net investment loss	(188,064)	(161,994)	(23,411)	(2,652)	(7)
Net realized loss from investments (net of brokerage commissions)	(1,646,476)	(1,110,378)	(403,600)	(132,449)	(49)
Net change in unrealized loss from investments	(678,093)	(457,080)	(165,763)	(55,229)	(21)
Net loss	(2,512,633)	(1,729,452)	(592,774)	(190,330)	(77)

Balances at March 31, 2018	$28,244,306	$18,977,822	$6,919,230	$2,346,389	$865

Balances at December 31, 2018	$20,350,023	$13,755,422	$5,765,565	$828,205	$831

Capital withdrawals	(2,728,764)	(1,908,253)	(820,511)	–	–

From operations:
Net investment gain (loss)	(95,955)	(85,537)	(10,505)	93	(6)
Net realized loss from investments (net of brokerage commissions)	(1,301,256)	(860,035)	(384,299)	(56,865)	(57)
Net change in unrealized gain (loss) from investments	7,598	(2,078)	7,897	1,777	2
Net loss	(1,389,613)	(947,650)	(386,907)	(54,995)	(61)

Balances at March 31, 2019	$16,231,646	$10,899,519	$4,558,147	$773,210	$770

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

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Therefore, the Partnership follows the accounting and reporting guidelines for investment companies. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of March 31, 2019 and December 31, 2018, and reported amounts of income and expenses for the three months ended March 31, 2019 and 2018, respectively. Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that the differences could be material.

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

The fair value of U.S. government agency bonds and notes is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government agency bonds and notes are generally categorized in Level I or Level 2 of the fair value hierarchy. As of March 31, 2019 and December 31, 2018, none of the Partnership’s holdings in U.S. government agency bonds and notes were fair valued using valuation models.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of March 31, 2019 and December 31, 2018, none of the Partnership’s holdings in corporate notes were fair valued using valuation models.

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

There were no changes in the Partnership’s valuation methodology during period ended March 31, 2019 and the year ended December 31, 2018.

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C. Fair Value (continued)

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of March 31, 2019 and December 31, 2018:

				Balance as of
March 31, 2019	Level 1	Level 2	Level 3	March 31, 2019

Assets

Futures contracts (1)	$104,946	$–	$–	$104,946
U.S. Government agency bonds and notes	–	6,232,530	–	6,232,530
Certificates of deposit	–	974,010	–	974,010
Corporate notes	–	5,426,723	–	5,426,723

Total Assets	$104,946	$12,633,263	$–	$12,738,209

Liabilities

Futures contracts (1)	$(192,758)	$–	$–	$(192,758)

				Balance as of
December 31, 2018	Level 1	Level 2	Level 3	December 31, 2018

Assets

Futures contracts (1)	$69,626	$–	$–	$69,626
U.S. Government agency bonds and notes	–	9,735,119	–	9,735,119
Certificates of deposit	–	836,001	–	836,001
Corporate notes	–	5,183,853	–	5,183,853

Total Assets	$69,626	$15,754,973	$–	$15,824,599

Liabilities

Futures contracts (1)	$(167,374)	$–	$–	$(167,374)

(1) See Note 7. "Financial Derivative Instruments" for the fair value in each type of contracts within this category.

The Partnership’s policy is to recognize any transfers between Level 1 and Level 2 assets as of the Partnership’s fiscal year-end.

For the period ended March 31, 2019 and the year ended December 31, 2018, there were no transfers between Level 1 and Level 2 assets and liabilities. For the period ended March 31, 2019 and the year ended December 31, 2018, there were no Level 3 securities.

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

Net realized gains and losses from foreign currency related transactions represent gains and losses from sales of foreign currencies, currency gains and losses realized between trade and settlement dates on securities transactions, and the difference between the amounts of interest and foreign withholding taxes recorded on the Partnership’s books and the U.S. Dollar equivalent of the amounts actually received or paid. Net unrealized gain (loss) on other assets and other liabilities denominated in foreign currency arise from changes in the value of assets, other than investments in securities, and liabilities at quarter end, resulting from changes in the exchange rates.

J.P. Morgan Chase Bank, N.A. (the “Custodian”) is the Partnership’s custodian. SG Americas Securities, LLC (the “Clearing Broker”) is the Partnership’s commodity broker. A portion of the Partnership’s assets are held as initial margin or option premiums (in cash or Treasury securities) in the Partnership’s brokerage accounts at the Clearing Broker. The Clearing Broker may convert the Partnership’s cash in U.S. dollar to foreign currency to facilitate the Partnership’s commodity trading activities. At times, the Partnership may carry foreign cash on loan with the Clearing Broker. Any net foreign currency on loan will be recognized in Foreign Currency Due to Broker on the Statements of Financial Condition. The Partnership’s Clearing Broker holds margin balances in a single currency, in which all margin requirements can be satisfied in U.S. dollars. Foreign currency balances can also be used to satisfy margin requirements. As of March 31, 2019 and December 31, 2018, the Partnership’s restricted cash balance on the Statements of Financial Condition of $809,259 and $1,012,429, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in US Dollars. As of March 31, 2019 and December 31, 2018, the Partnership’s restricted foreign currency balance on the Statements of Financial Condition of $421,572 and $105,654, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in foreign currency. The Partnership’s assets not deposited at the Clearing Broker are deposited with either the Custodian or held in bank cash accounts at Northern Trust Company (and used to pay Partnership operating expenses).  For the Partnership’s cash deposited at the Custodian, the Partnership receives cash management services from J.P. Morgan Investment Management Inc. (“JPMIM”).

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

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at March 31, 2019 and December 31, 2018 are reflected within the Condensed Schedules of Investments.

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

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority.  De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital. Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2019 and December 31, 2018.  However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Partnership is subject to income tax examinations by major taxing authorities for all tax years since 2015.

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively.  No interest expense or penalties have been recognized as of and for the three months March 31, 2019 or for the year ended December 31, 2018.

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

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement. The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the three months ended March 31, 2019 and 2018.

NOTE 3 - RELATED PARTY TRANSACTIONS

A. General Partner Management Fee

The General Partner receives a monthly management fee from the Partnership equal to 0.104% (1.25% annually) for Class A and Class B, and 0.0625% (0.75% annually) for Institutional Interests of the Partnership's net asset value apportioned to each Partner’s capital account at the beginning of the month, before deduction of any accrued incentive fees related to the current quarter (the “management fee net asset value”). The General Partner may declare any Limited Partner a “Special Limited Partner” and the management fees or incentive fees charged to any such partner may be different than those charged to other Limited Partners. For the three months ended March 31, 2019 and 2018, there were no Special Limited Partners.

Total management fees earned by the General Partner for the three months ended March 31, 2019 and 2018 are shown on the Statements of Income (Loss) as Management Fee.

B. Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the three months ended March 31, 2019 and 2018, administrative fees for Class A Interests were $10,379 and $16,718, respectively, and administrative fees for Class B Interests were $4,428 and $6,117, respectively.

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

At March 31, 2019 and December 31, 2018, respectively, the Partnership had charges for brokerage-related services payable to Altegris Clearing Solutions of $9,787 and $17,509, respectively, and service fees payable to Altegris Investments of $2,996 and $3,525, respectively. The following tables show the fees paid to Altegris Investments and Altegris Clearing Solutions for the three months ended March 31, 2019 and 2018, respectively:

	Three months ended	Three months ended
	March 31, 2019	March 31, 2018
Altegris Clearing Solutions - Brokerage Commission fees	$42,566	$70,805
Altegris Investments- Service fees	9,480	14,083
Total	$52,046	$84,888

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

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 5 - SERVICE FEES

As compensation for the continuing services of the selling agents to the Class A Limited Partners, Class A Interests pay the selling agents an ongoing monthly payment of 0.166% (2% annually) of the net asset value of interests sold by the agents that are outstanding at month-end. As compensation for the continuing services of the selling agents to the Limited Partners holding Institutional Interests, the selling agents may elect the Institutional Interests to pay the selling agents an ongoing monthly payment of 0.0417% (0.50% annually) of the net asset value of Institutional Interests sold by the agents that are outstanding at month-end. For the three months ended March 31, 2019 and 2018, service fees for Class A Interests were $60,925 and $350,441, respectively. For the three months ended March 31, 2019 and 2018, there were no service fees for Institutional Interests.

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

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

 NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the fair value of derivative contracts as of March 31, 2019 and December 31, 2018. The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the derivative contracts qualify for net presentation in the Statements of Financial Condition.

March 31, 2019

	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futured Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts

Currencies	$44,415	$–	$44,415
Energy	–	(14,397)	(14,397)
Interest Rates	17,660	(942)	16,718
Metals	19,762	–	19,762
Stock Indices	16,121	(169,030)	(152,909)
Treasury Rates	6,988	(8,389)	(1,401)

	$104,946	$(192,758)	$(87,812)

December 31, 2018

	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futured Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts

Currencies	$5,351	$(6,611)	$(1,260)
Energy	–	(60,238)	(60,238)
Interest Rates	30,959	(4,148)	26,811
Metals	15,310	–	15,310
Stock Indices	17,604	(87,631)	(70,027)
Treasury Rates	402	(8,746)	(8,344)

	$69,626	$(167,374)	$(97,748)

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three months ended March 31, 2019 and 2018.

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading derivatives contracts.

Three Months Ended March 31, 2019

Type of		Change in
Futured Contracts	Realized	Unrealized

Futures Contracts
Currencies	$(192,112)	$45,675
Energy	10,454	45,841
Interest Rates	214,268	(10,093)
Metals	280,386	4,452
Stock Indices	(1,825,248)	(82,882)
Treasury Rates	280,358	6,943

	$(1,231,894)	$9,936

For the three months ended March 31, 2019, the number of futures contracts closed was 2,944. These closed contract amounts are representative of the Partnership’s volume of derivative activity during the period.

Three Months Ended March 31, 2018

Type of		Change in
Futured Contracts	Realized	Unrealized

Futures Contracts
Currencies	$182,124	$(87,083)
Energy	124,787	63,731
Interest Rates	85,345	(104,993)
Metals	440,818	(308,048)
Stock Indices	(2,241,255)	130,690
Treasury Rates	(118,897)	(371,739)

	$(1,527,078)	$(677,442)

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

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets
As of March 31, 2019				Gross Amounts Not Offset in the Statements of Financial Condition

Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Futures Contracts*	53,544	(53,544)	–	–	–	–

Offsetting the Financial Liabilities and Derivative Liabilities
As of March 31, 2019				Gross Amounts Not Offset in the Statements of Financial Condition

Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Futures Contracts*	(57,086)	53,544	(3,542)	–	3,542	–

Offsetting the Financial Assets and Derivative Assets
As of December 31, 2018				Gross Amounts Not Offset in the Statements of Financial Condition

Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Futures Contracts*	46,809	(46,809)	–	–	–	–

Offsetting the Financial Liabilities and Derivative Liabilities
As of December 31, 2018				Gross Amounts Not Offset in the Statements of Financial Condition

Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Futures Contracts*	(98,826)	46,809	(52,017)	–	52,017	–

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

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three months ended March 31, 2019 and 2018. This information has been derived from information presented in the financial statements.

	Three Months ended March 31, 2019

			Institutional
	Class A	Class B	Interest

Total return for Limited Partners (2)
Total return prior to incentive fees	(7.30%)	(6.84%)	(6.64%)
Incentive fees	0.00%	0.00%	0.00%
Total return after incentive fees	(7.30%)	(6.84%)	(6.64%)

Ratio to average net asset value
Expenses prior to incentive fees (1)	4.84%	2.92%	2.12%
Incentive fees (2)	0.00%	0.00%	0.00%

Total expenses	4.84%	2.92%	2.12%

Net investment income (loss) (1)	(2.71%)	(0.78%)	0.05%

	Three Months ended March 31, 2018

			Institutional
	Class A	Class B	Interest

Total return for Limited Partners (2)
Total return prior to incentive fees	(8.16%)	(7.70%)	(7.50%)
Incentive fees	0.00%	0.00%	0.00%
Total return after incentive fees	(8.16%)	(7.70%)	(7.50%)

Ratio to average net asset value
Expenses prior to incentive fees (1)	4.51%	2.55%	1.72%
Incentive fees (2)	0.00%	0.00%	0.00%

Total expenses	4.51%	2.55%	1.72%

Net investment loss (1)	(3.23%)	(1.28%)	(0.44%)

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

Total return is calculated on a monthly compounded basis.

(1)	Annualized.
(2)	Not annualized.

NOTE 11 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were available to be issued, and concluded that no events subsequent to March 31, 2019 have occurred that would require recognition or disclosure, except as noted below.

From April 1, 2019 through May 15, 2019, the Partnership had redemptions of $585,550.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed. Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading. A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities. Through March 31st, 2019, the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Performance Summary

Three Months Ended March 31, 2019

During the first quarter of 2019, the Partnership incurred net realized and unrealized losses of $1,231,894 from its trading activities, net of brokerage commissions of $70,333. The Partnership accrued total expenses of $196,204, including $57,601 in management fees paid to the General Partner, $0 in incentive fees, and $113,769 in service and professional fees. The Partnership earned $100,249 in interest income during the first quarter of 2019. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the first quarter of 2019 is set forth below.

First Quarter 2018. The Partnership’s trading advisor, QIM believes that numerous small inefficiencies exist in financial markets that can be exploited through the prudent use of robust analysis and predictive technologies. The trading program currently employs several thousand quantitative trading models that utilize pattern recognition to predict short-term price movements in global futures markets. All models are tested across large data sets that expose them to a wide range of market, economic, and political environments, as well as a wide range of time frames and interactions. Only those models that prove to be the most robust, statistically significant, and conceptually diverse are used in actual trading. The resultant system of models offers what QIM believes to be reliable signals that guide market timing and trade allocation. First quarter performance of the Partnership as a result of QIM’s trading program is as follows: The Partnership was negative in January of 2019. Losses were driven primarily by stock index trading, which was significantly the most underperforming sector. Currencies were also slightly negative which further detracted from returns. Metals were the best performing sector, although gains were not enough to offset overall declines. Energies were also positive, however not significant enough to deter losses while interest rates were flat. The Partnership was negative in February of 2019. Trading in stock indices detracted the most from performance. Metals, currencies, and energies were also underperformers adding to losses. Interest rate trading produced slightly positive results, but did not provide a meaningful impact to performance. The Partnership was negative in March of 2019. Positions in stock indices were responsible for the majority of losses. Profits from interest rate trading worked towards minimizing the impact of declines and metals were also slightly positive. Exposure to currencies and energies resulted in moderate declines which contributed to aggregate negative performance.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) Not applicable.

(c) Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner. The Partnership may declare additional redemption dates upon notice to the Limited Partners. The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners. The following table summarizes the redemptions by Limited Partners during the first calendar quarter of 2019:

Month	Amount Redeemed
January 31, 2019	$883,911
February 28, 2019	$1,443,081
March 31, 2019	$401,772

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

Exhibit Number	Description of Document
4.1	Second Amended and Restated Agreement of Limited Partnership of Altegris QIM Futures Fund, L.P.

The following exhibits are included herewith.

Exhibit Number	Description of Document
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2019

ALTEGRIS QIM FUTURES FUND, L.P.

By:	ALTEGRIS ADVISORS, L.L.C.,
its general partner

/s/ Martin Beaulieu
Martin Beaulieu, Principal Executive Officer and Principal Financial Officer

