Form 10-Q
period 2019-06-30
Altegris QIM Futures Fund, L.P.
filed 2019-08-14
CIK 1469317

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________________

FORM 10-Q

_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission File Number:  000-53815

_______________________________

ALTEGRIS QIM FUTURES FUND, L.P.

(Exact name of registrant as specified in its charter)

_______________________________

DELAWARE	27-0473854
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o ALTEGRIS ADVISORS, L.L.C.

1200 Prospect Street, Suite 400

La Jolla, California 92037

(Address of principal executive offices) (zip code)

(858) 459-7040

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Limited Partnership Interests

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

PART I – FINANCIAL INFORMATION

Item 1:   Financial Statements.

ALTEGRIS QIM FUTURES FUND, L.P.

STATEMENTS OF FINANCIAL CONDITION

JUNE 30, 2019 (Unaudited) and DECEMBER 31, 2018 (Audited)

_______________

	2019	2018
ASSETS
Equity in commodity broker account:
Cash	$1,199,642	$1,066,881
Restricted cash	758,736	1,012,429
Restricted foreign currency (cost - $0 and $103,635)	–	105,654
Net unrealized gain on open futures contracts	201,885	–
Settled variation margin	33,018	–

	2,193,281	2,184,964

Cash	1,639,631	3,582,686
Investment securities at fair value (cost - $11,857,559 and $15,755,364)	11,857,389	15,754,973
Interest receivable	900	1,271

Total assets	$15,691,201	$21,523,894

LIABILITIES
Equity in commodity broker account:
Foreign currency due to broker (proceeds - $16,254 and $0)	$16,008	$–
Net unrealized loss on open futures contracts	–	52,017
Settled variation margin	–	45,731

	16,008	97,748

Redemptions payable	1,218,221	874,336
Service fees payable	19,033	30,545
Management fee payable	15,362	21,180
Brokerage commissions payable	12,353	19,476
Incentive fees payable	4,793	–
Administrative fee payable	3,968	5,458
Other liabilities	111,407	125,128

Total liabilities	1,401,145	1,173,871

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	755	831
Limited Partners	14,289,301	20,349,192

Total partners' capital (Net Asset Value)	14,290,056	20,350,023

Total liabilities and partners' capital	$15,691,201	$21,523,894

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS

JUNE 30, 2019 (Unaudited)

_______________

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Fair Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$5,907,000	7/1/2019	Federal Home Loan Bank Disc Note, 2.11%*	$5,907,000	41.34%
3,000,000	7/17/2019	Federal Home Loan Bank Disc Note, 2.23%*	2,997,066	20.97%

Total U.S. Government Agency Bonds and Notes (cost - $8,904,038)			8,904,066	62.31%

Certificates of Deposit
$355,000	7/12/2019	Sumitomo Mitsui Banking Corporation, 2.34%	354,996	2.48%
237,000	7/12/2019	Sumitomo Mitsui Trust Bank Ltd., 2.33%	236,995	1.66%
250,000	7/11/2019	The Chiba Bank Ltd., 2.40%	249,998	1.75%

Total Certificates of Deposit (cost - $842,000)			841,989	5.89%

Corporate Notes
$250,000	7/1/2019	Bridgestone Americas, Inc., 2.34%*	250,000	1.75%
430,000	7/1/2019	Cedar Springs Capital Company LLC, 2.49%*	430,000	3.01%
470,000	7/17/2019	Chevron Corporation, 2.31%*	469,425	3.29%
492,000	7/1/2019	The Bank of New York Mellon Corporation, 2.38%*	492,000	3.44%
470,000	7/1/2019	Walmart, Inc., 2.37%*	469,909	3.29%

Total Corporate Notes (cost - $2,111,521)			2,111,334	14.78%

Total Investment Securities (cost - $11,857,559)			$11,857,389	82.98%

* The rate reported is the effective yield at time of purchase.

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS (continued)

JUNE 30, 2019 (Unaudited)

_______________

	Range of Expiration Dates	Number of Contracts	Fair Value*	% of Partners' Capital

Long Futures Contracts:
Currencies	Sep 19	9	$1,117	0.01%
Energy	Aug 19	1	450	0.01%
Interest Rates	Sep 19	3	7,499	0.05%
Metals	Aug 19 - Sep 19	51	221,495	1.55%
Stock Indices	Sep 19	62	65,321	0.46%

Total Long Futures Contracts		126	295,882	2.08%

Short Futures Contracts:
Currencies	Sep 19	21	(1,532)	(0.01)%
Energy	Aug 19 - Sep 19	6	(3,970)	(0.03)%
Interest Rates	Sep 19	41	(17,757)	(0.12)%
Metals	Sep 19	6	491	0.01%
Stock Indices	Jul 19 - Sep 19	21	(13,851)	(0.10)%
Treasury Rates	Sep 19	84	(24,360)	(0.17)%

Total Short Futures Contracts		179	(60,979)	(0.42)%

Total Futures Contracts			$234,903	1.66%

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

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.

STATEMENTS OF INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (Unaudited)

_______________

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
TRADING GAIN (LOSS)
Gain (loss) on trading of futures
Net realized	$(487,655)	$661,772	$(1,719,549)	$(865,306)
Net change in unrealized	322,715	779,759	332,651	102,317
Brokerage Commissions	(57,956)	(104,527)	(128,289)	(217,516)

Net gain (loss) from trading futures	(222,896)	1,337,004	(1,515,187)	(980,505)

Gain (loss) on trading of securities
Net realized	–	85	–	85
Net change in unrealized	480	495	221	(106)

Net gain (loss) from trading securities	480	580	221	(21)

Gain (loss) on trading of foreign currency
Net realized	3,268	(5,451)	4,239	(11,860)
Net change in unrealized	306	58	(1,773)	8

Net gain (loss) from trading foreign currency	3,574	(5,393)	2,466	(11,852)
Total trading gain (loss)	(218,842)	1,332,191	(1,512,500)	(992,378)

NET INVESTMENT LOSS
Income
Interest income	80,859	115,975	181,108	211,242

Expenses
Service fees	51,366	95,582	112,291	193,553
Management fee	47,531	84,466	105,132	175,559
Professional fees	47,063	53,703	99,907	108,921
Administrative fee	12,245	21,253	27,052	44,088
Out of pocket fees	6,600	6,600	13,200	13,200
Interest expense	773	3,977	2,681	9,066
Incentive fees	4,793	1,384	4,793	1,384
Other expenses	1,996	15,167	3,515	19,692

Total expenses	172,367	282,132	368,571	565,463

Net investment loss	(91,508)	(166,157)	(187,463)	(354,221)

NET INCOME (LOSS)	$(310,350)	$1,166,034	$(1,699,963)	$(1,346,599)

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (Unaudited)

_______________

		Limited Partners
				Institutional	General
	Total	Class A	Class B	Special Interests	Partner

Balances at December 31, 2017	$31,350,202	$21,086,218	$7,726,323	$2,536,719	$942

Capital additions	479,679	335,441	144,238	–	–

Capital withdrawals	(3,460,327)	(1,952,963)	(610,200)	(897,164)	–

From operations:
Net investment loss	(354,221)	(308,527)	(41,885)	(3,795)	(14)
Net realized loss from investments (net of brokerage commissions)	(1,094,597)	(734,085)	(265,967)	(94,514)	(31)
Net change in unrealized gain from investments	102,219	71,192	25,939	5,084	4
Net loss	(1,346,599)	(971,420)	(281,913)	(93,225)	(41)

Balances at June 30, 2018	$27,022,955	$18,497,276	$6,978,448	$1,546,330	$901

Balances at December 31, 2018	$20,350,023	$13,755,422	$5,765,565	$828,205	$831

Capital additions	500,000	–	500,000	–	–

Capital withdrawals	(4,860,004)	(3,243,806)	(1,401,249)	(214,949)	–

From operations:
Net investment loss	(187,463)	(161,440)	(25,925)	(87)	(11)
Net realized loss from investments (net of brokerage commissions)	(1,843,599)	(1,227,615)	(536,003)	(79,898)	(83)
Net change in unrealized gain from investments	331,099	211,061	108,429	11,591	18
Net loss	(1,699,963)	(1,177,994)	(453,499)	(68,394)	(76)

Balances at June 30, 2019	$14,290,056	$9,333,622	$4,410,817	$544,862	$755

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

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Therefore, the Partnership follows the accounting and reporting guidelines for investment companies. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of June 30, 2019 and December 31, 2018, and reported amounts of income and expenses for the three and six months ended June 30, 2019 and 2018, respectively. Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that the differences could be material.

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

The fair value of U.S. government agency bonds and notes is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government agency bonds and notes are generally categorized in Level I or Level 2 of the fair value hierarchy. As of June 30, 2019 and December 31, 2018, none of the Partnership’s holdings in U.S. government agency bonds and notes were fair valued using valuation models.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of June 30, 2019 and December 31, 2018, none of the Partnership’s holdings in corporate notes were fair valued using valuation models.

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

There were no changes in the Partnership’s valuation methodology during period ended June 30, 2019 and the year ended December 31, 2018.

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C. Fair Value (continued)

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of June 30, 2019 and December 31, 2018:

				Balance as of
June 30, 2019	Level 1	Level 2	Level 3	June 30, 2019

Assets

Futures contracts (1)	$303,759	$–	$–	$303,759
U.S. Government agency bonds and notes	–	8,904,066	–	8,904,066
Certificates of deposit	–	841,989	–	841,989
Corporate notes	–	2,111,334	–	2,111,334

Total Assets	$303,759	$11,857,389	$–	$12,161,148

Liabilities

Futures contracts (1)	$(68,856)	$–	$–	$(68,856)

December 31, 2018	Level 1	Level 2	Level 3	Balance as of December 31, 2018

Assets

Futures contracts (1)	$69,626	$–	$–	$69,626
U.S. Government agency bonds and notes	–	9,735,119	–	9,735,119
Certificates of deposit	–	836,001	–	836,001
Corporate notes	–	5,183,853	–	5,183,853

Total Assets	$69,626	$15,754,973	$–	$15,824,599

Liabilities

Futures contracts (1)	$(167,374)	$–	$–	$(167,374)

(1) See Note 7. "Financial Derivative Instruments" for the fair value in each type of contracts within this category.

The Partnership’s policy is to recognize any transfers between Level 1 and Level 2 assets as of the Partnership’s fiscal year-end.

For the period ended June 30, 2019 and the year ended December 31, 2018, there were no transfers between Level 1 and Level 2 assets and liabilities. For the period ended June 30, 2019 and the year ended December 31, 2018, there were no Level 3 securities.

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

D. Recent Accounting Pronouncements

In August 2018, the FASB issued an ASU, ASU 2018-13, which reduces the amount of disclosure associated with level 3 investments. This ASU is effective for all entities for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. At this time, management is evaluating the implications of these changes on the financial statements.

E. Investment Transactions and Investment Income

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

J.P. Morgan Chase Bank, N.A. (the “Custodian”) is the Partnership’s custodian. SG Americas Securities, LLC (the “Clearing Broker”) is the Partnership’s commodity broker. A portion of the Partnership’s assets are held as initial margin or option premiums (in cash or Treasury securities) in the Partnership’s brokerage accounts at the Clearing Broker. The Clearing Broker may convert the Partnership’s cash in U.S. dollar to foreign currency to facilitate the Partnership’s commodity trading activities. At times, the Partnership may carry foreign cash on loan with the Clearing Broker. Any net foreign currency on loan will be recognized in Foreign Currency Due to Broker on the Statements of Financial Condition. The Partnership’s Clearing Broker holds margin balances in a single currency, in which all margin requirements can be satisfied in U.S. dollars. Foreign currency balances can also be used to satisfy margin requirements. As of June 30, 2019 and December 31, 2018, the Partnership’s restricted cash balance on the Statements of Financial Condition of $758,736 and $1,012,429, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in US Dollars. As of December 31, 2018, the Partnership’s restricted foreign currency balance on the

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E. Investment Transactions and Investment Income (continued)

Statements of Financial Condition of $105,654, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in foreign currency. The Partnership’s assets not deposited at the Clearing Broker are deposited with either the Custodian or held in bank cash accounts at Northern Trust Company (and used to pay Partnership operating expenses).  For the Partnership’s cash deposited at the Custodian, the Partnership receives cash management services from J.P. Morgan Investment Management Inc. (“JPMIM”).

F. Futures Contracts

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

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at June 30, 2019 and December 31, 2018 are reflected within the Condensed Schedules of Investments.

G. Foreign Currency Transactions

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

H. Cash

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

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority.  De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital. Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2019 and December 31, 2018.  However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Partnership is subject to income tax examinations by major taxing authorities for all tax years since 2015.

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of June 30, 2019 and December 31, 2018 or for the three and six months ended June 30, 2019 and 2018.

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

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement. The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the six months ended June 30, 2019 and 2018.

NOTE 3 - RELATED PARTY TRANSACTIONS

A. General Partner Management Fee

The General Partner receives a monthly management fee from the Partnership equal to 0.104% (1.25% annually) for Class A and Class B, and 0.0625% (0.75% annually) for Institutional Interests of the Partnership's net asset value apportioned to each Partner’s capital account at the beginning of the month, before deduction of any accrued incentive fees related to the current quarter (the “management fee net asset value”). The General Partner may declare any Limited Partner a “Special Limited Partner” and the management fees or incentive fees charged to any such partner may be different than those charged to other Limited Partners. For the three and six months ended June 30, 2019 and 2018, there were no Special Limited Partners.

Total management fees earned by the General Partner for the three and six months ended June 30, 2019 and 2018 are shown on the Statements of Income (Loss) as Management Fee.

B. Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the three and six months ended June 30, 2019, administrative fees for Class A Interests were $8,546 and $18,926, respectively, and administrative fees for Class B Interests were $3,699 and $8,126, respectively. For the three and six months ended June 30, 2018, administrative fees for Class A Interests were $15,572 and $32,290, respectively, and administrative fees for Class B Interests were $5,681 and $11,798, respectively.

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

At June 30, 2019 and December 31, 2018, respectively, the Partnership had charges for brokerage-related services payable to Altegris Clearing Solutions of $10,523 and $17,509, respectively, and service fees payable to Altegris Investments of $2,858 and $3,525, respectively. The following tables show the fees paid to Altegris Investments and Altegris Clearing Solutions for the three and six months ended June 30, 2019 and 2018, respectively:

	Three months ended	Six months ended	Three months ended	Six months ended
	June 30, 2019	June 30, 2019	June 30, 2018	June 30, 2018
Altegris Clearing Solutions - Brokerage Commission fees	$44,487	$87,053	$52,306	$123,111
Altegris Investments- Service fees	8,539	18,019	13,189	27,272
Total	$53,026	$105,072	$65,495	$150,383

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

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 5 - SERVICE FEES

As compensation for the continuing services of the selling agents to the Class A Limited Partners, Class A Interests pay the selling agents an ongoing monthly payment of 0.166% (2% annually) of the net asset value of interests sold by the agents that are outstanding at month-end. As compensation for the continuing services of the selling agents to the Limited Partners holding Institutional Interests, the selling agents may elect the Institutional Interests to pay the selling agents an ongoing monthly payment of 0.0417% (0.50% annually) of the net asset value of Institutional Interests sold by the agents that are outstanding at month-end. For the three and six months ended June 30, 2019, service fees for Class A Interests were $51,366 and $112,291, respectively. For the three and six months ended June 30, 2018, service fees for Class A Interests were $95,582 and $193,553, respectively. There were no service fees for Institutional Interests for the three and six months ended June 30, 2019 and 2018.

NOTE 6 - BROKERAGE COMMISSIONS

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

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

 NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the fair value of derivative contracts as of June 30, 2019 and December 31, 2018. The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the derivative contracts qualify for net presentation in the Statements of Financial Condition.

June 30, 2019

	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futured Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts

Currencies	$1,582	$(1,997)	$(415)
Energy	450	(3,970)	(3,520)
Interest Rates	8,664	(18,992)	(10,258)
Metals	227,742	(5,756)	221,986
Stock Indices	65,321	(13,851)	51,470
Treasury Rates	–	(24,360)	(24,360)

	$303,759	$(68,856)	$(234,903)

December 31, 2018

	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futured Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts

Currencies	$5,351	$(6,611)	$(1,260)
Energy	–	(60,238)	(60,238)
Interest Rates	30,959	(4,148)	26,811
Metals	15,310	–	15,310
Stock Indices	17,604	(87,631)	(70,027)
Treasury Rates	402	(8,746)	(8,344)

	$69,626	$(167,374)	$(97,748)

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three and six months ended June 30, 2019 and 2018.

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading derivatives contracts.

Three Months Ended June 30, 2019

Type of		Change in
Futured Contracts	Realized	Unrealized

Futures Contracts
Currencies	$6,629	$(44,830)
Energy	(38,368)	10,877
Interest Rates	(16,728)	(26,976)
Metals	73,470	202,224
Stock Indices	(426,134)	204,379
Treasury Rates	(86,524)	(22,959)

	$(487,655)	$322,715

For the three months ended June 30, 2019, the number of futures contracts closed was 1,523. These closed contract amounts are representative of the Partnership’s volume of derivative activity during the period.

Six Months Ended June 30, 2019

Type of		Change in
Futured Contracts	Realized	Unrealized

Futures Contracts
Currencies	$(185,483)	$845
Energy	(27,914)	56,718
Interest Rates	197,540	(37,069)
Metals	353,856	206,676
Stock Indices	(2,251,382)	121,497
Treasury Rates	193,834	(16,016)

	$(1,719,549)	$332,651

For the six months ended June 30, 2019, the number of futures contracts closed was 4,467. These closed contract amounts are representative of the Partnership’s volume of derivative activity during the period.

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Three Months Ended June 30, 2018

Type of		Change in
Futured Contracts	Realized	Unrealized

Futures Contracts
Currencies	$299,434	$55,446
Energy	91,002	333,529
Interest Rates	382,578	184,066
Metals	(85,674)	(29,729)
Stock Indices	95,358)	56,749
Treasury Rates	(120,926)	179,698

	$661,772	$779,759

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

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets
As of June 30, 2019				Gross Amounts Not Offset in the Statements of Financial Condition

Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Futures Contracts*	241,094	(39,209)	201,885	–	–	201,885

Offsetting the Financial Liabilities and Derivative Liabilities
As of June 30, 2019				Gross Amounts Not Offset in the Statements of Financial Condition

Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Futures Contracts*	(39,209)	39,209	–	–	–	–

Offsetting the Financial Assets and Derivative Assets
As of December 31, 2018				Gross Amounts Not Offset in the Statements of Financial Condition

Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Futures Contracts*	46,809	(46,809)	–	–	–	–

Offsetting the Financial Liabilities and Derivative Liabilities
As of December 31, 2018				Gross Amounts Not Offset in the Statements of Financial Condition

Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Futures Contracts*	(98,826)	46,809	(52,017)	–	52,017	–

(1) The Partnership posted additional collateral of $758,736 for 2019 and $1,066,066 for 2018 with the Clearing Broker. The Partnership may post collateral due to a variety of factors that may include, without limitation, initial margin or other requirements that are based on notional amounts which may exceed the fair value of the derivative contract.

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

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three and six months ended June 30, 2019 and 2018. This information has been derived from information presented in the financial statements.

	Three Months ended June 30, 2019
					Institutional
	Class A		Class B		Interest

Total return for Limited Partners (2)
Total return prior to incentive fees	(2.03%	)	(1.54%	)	(1.33%	)
Incentive fees	0.00%		(0.10%	)	0.00%

Total return after incentive fees	(2.03%	)	(1.64%	)	(1.33%	)

Ratio to average net asset value
Expenses prior to incentive fees (1)	4.99%		3.04%		2.08%
Incentive fees (2)	0.00%		0.10%		0.00%

Total expenses	4.99%		3.14%		2.08%

Net investment loss (1) (3)	(2.91%	)	(0.95%	)	(0.11%	)

	Six Months ended June 30, 2019
					Institutional
	Class A		Class B		Interest

Total return for Limited Partners (2)
Total return prior to incentive fees	(9.18%	)	(8.27%	)	(7.89%	)
Incentive fees	0.00%		(0.10%	)	0.00%

Total return after incentive fees	(9.18%	)	(8.37%	)	(7.89%	)

Ratio to average net asset value
Expenses prior to incentive fees (1)	4.87%		2.94%		2.12%
Incentive fees (2)	0.00%		0.10%		0.00%

Total expenses	4.87%		3.04%		2.12%

Net investment loss (1) (3)	(2.78%	)	(0.85%	)	(0.02%	)

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 10 - FINANCIAL HIGHLIGHTS (CONTINUED)

	Three Months ended June 30, 2018
					Institutional
	Class A		Class B		Interest

Total return for Limited Partners (2)
Total return prior to incentive fees	4.09%		4.61%		4.83%
Incentive fees	(0.01%	)	0.00%		0.00%

Total return after incentive fees	4.08%		4.61%		4.83%

Ratio to average net asset value
Expenses prior to incentive fees (1)	4.69%		2.69%		1.79%
Incentive fees (2)	0.01%		0.00%		0.00%

Total expenses	4.70%		2.69%		1.79%

Net investment loss (1) (3)	(3.07%	)	(1.06%	)	(0.21%	)

	Six Months ended June 30, 2018
					Institutional
	Class A		Class B		Interest

Total return for Limited Partners (2)
Total return prior to incentive fees	(4.40%	)	(3.45%	)	(3.04%	)
Incentive fees	(0.01%	)	0.00%		0.00%

Total return after incentive fees	(4.41%	)	(3.45%	)	(3.04%	)

Ratio to average net asset value
Expenses prior to incentive fees (1)	4.58%		2.61%		1.76%
Incentive fees (2)	0.01%		0.00%		0.00%

Total expenses	4.59%		2.61%		1.76%

Net investment loss (1) (3)	(3.14%	)	(1.16%	)	(0.33%	)

Total return and the ratios to average net asset value are calculated for each class of Limited Partners’ capital taken as a whole. An individual Limited Partner’s total return and ratios may vary from the above returns and ratios due to the timing of their contributions and withdrawals and differing fee structures.

Total return is calculated on a monthly compounded basis.

(1)	Annualized.
(2)	Not annualized.
(3)	Excludes incentive fee.

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 11 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were available to be issued, and concluded that no events subsequent to June 30, 2019 have occurred that would require recognition or disclosure, except as noted below.

From July 1, 2019 through August 14, 2019, the Partnership had redemptions of $200,848.

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

Performance Summary

Three Months Ended June 30, 2019

During the second quarter of 2019, the Partnership incurred net realized and unrealized losses of $218,842 from its trading activities, net of brokerage commissions of $57,956. The Partnership accrued total expenses of $172,367, including $47,531 in management fees paid to the General Partner, $4,793 in incentive fees, and $98,429 in service and professional fees. The Partnership earned $80,859 in interest income during the second quarter of 2019. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the second quarter of 2019 is set forth below.

Second Quarter 2019: The Partnership’s trading advisor, QIM believes that numerous small inefficiencies exist in financial markets that can be exploited through the prudent use of robust analysis and predictive technologies. The trading program currently employs several thousand quantitative trading models that utilize pattern recognition to predict short-term price movements in global futures markets. All models are tested across large data sets that expose them to a wide range of market, economic, and political environments, as well as a wide range of time frames and interactions. Only those models that prove to be the most robust, statistically significant, and conceptually diverse are used in actual trading. The resultant system of models offers what QIM believes to be reliable signals that guide market timing and trade allocation. Second quarter performance of the Partnership as a result of QIM’s trading program is as follows: The Partnership was negative in April of 2019. Losses were driven primarily by stock index trading, which was significantly the most underperforming sector. Metals were also slightly negative which further detracted from returns. Energy trading contributed to losses, while interest rates were close to flat. Currencies were slightly positive, although gains were not enough to offset overall declines. The Partnership was negative in May of 2019. Trading in stock indices detracted the most from performance. Interest rate trading also added to losses. Metals, currencies, and energies produced slightly positive results, but did not provide a meaningful impact to performance. The Partnership was positive in June of 2019. Positions in stock indices were responsible for the majority of profits. Trading in metals also resulted in meaningful gains. Energies were close to flat, which did not provide a significant effect on aggregate returns. Exposure to currencies and interest rates underperformed, detracting from performance.

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

Six Months Ended June 30, 2019

During the six months ended June 30, 2019, the Partnership incurred net realized and unrealized losses of $1,512,500 from its trading activities, net of brokerage commissions of $128,289. The Partnership accrued total expenses of $368,571, including $105,132 in management fees paid to the General Partner, $4,793 in incentive fees, and $212,198 in service and professional fees. The Partnership earned $181,108 in interest income during the six months ended June 30, 2019. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the six months ended June 30, 2019 is set forth below.

Second Quarter 2019. The Partnership’s trading advisor, QIM believes that numerous small inefficiencies exist in financial markets that can be exploited through the prudent use of robust analysis and predictive technologies. The trading program currently employs several thousand quantitative trading models that utilize pattern recognition to predict short-term price movements in global futures markets. All models are tested across large data sets that expose them to a wide range of market, economic, and political environments, as well as a wide range of time frames and interactions. Only those models that prove to be the most robust, statistically significant, and conceptually diverse are used in actual trading. The resultant system of models offers what QIM believes to be reliable signals that guide market timing and trade allocation. Second quarter performance of the Partnership as a result of QIM’s trading program is as follows: The Partnership was negative in April of 2019. Losses were driven primarily by stock index trading, which was significantly the most underperforming sector. Metals were also slightly negative which further detracted from returns. Energy trading contributed to losses, while interest rates were close to flat. Currencies were slightly positive, although gains were not enough to offset overall declines. The Partnership was negative in May of 2019. Trading in stock indices detracted the most from performance. Interest rate trading also added to losses. Metals, currencies, and energies produced slightly positive results, but did not provide a meaningful impact to performance. The Partnership was positive in June of 2019. Positions in stock indices were responsible for the majority of profits. Trading in metals also resulted in meaningful gains. Energies were close to flat, which did not provide a significant effect on aggregate returns. Exposure to currencies and interest rates underperformed, detracting from performance.

First Quarter 2019. The Partnership’s trading advisor, QIM believes that numerous small inefficiencies exist in financial markets that can be exploited through the prudent use of robust analysis and predictive technologies. The trading program currently employs several thousand quantitative trading models that utilize pattern recognition to predict short-term price movements in global futures markets. All models are tested across large data sets that expose them to a wide range of market, economic, and political environments, as well as a wide range of time frames and interactions. Only those models that prove to be the most robust, statistically significant, and conceptually diverse are used in actual trading. The resultant system of models offers what QIM believes to be reliable signals that guide market timing and trade allocation. First quarter performance of the Partnership as a result of QIM’s trading program is as follows: The Partnership was negative in January of 2019. Losses were driven primarily by stock index trading, which was significantly the most underperforming sector. Currencies were also slightly negative which further detracted from returns. Metals were the best performing sector, although gains were not enough to offset overall declines. Energies were also positive, however not significant enough to deter losses while interest rates were flat. The Partnership was negative in February of 2019. Trading in stock indices detracted the most from performance. Metals, currencies, and energies were also underperformers adding to losses. Interest rate trading produced slightly positive results but did not provide a meaningful impact to performance. The Partnership was negative in March of 2019. Positions in stock indices were responsible for the majority of losses. Profits from interest rate trading worked towards minimizing the impact of declines and metals were also slightly positive. Exposure to currencies and energies resulted in moderate declines which contributed to aggregate negative performance.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) Not applicable.

(c) Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner. The Partnership may declare additional redemption dates upon notice to the Limited Partners. The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners. The following table summarizes the redemptions by Limited Partners during the second calendar quarter of 2019:

Month	Amount Redeemed
April 30, 2019	$585,550
May 31, 2019	$413,692
June 30, 2019	$1,131,997

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

Dated: August 14, 2019

ALTEGRIS QIM FUTURES FUND, L.P.

By:	ALTEGRIS ADVISORS, L.L.C.,
its general partner

/s/ Martin Beaulieu
Martin Beaulieu, Principal Executive Officer and Principal Financial Officer

