Form 10-Q
period 2019-09-30
Altegris QIM Futures Fund, L.P.
filed 2019-11-15
CIK 1469317

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________________

FORM 10-Q

_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

PART I – FINANCIAL INFORMATION

Item 1:   Financial Statements.

ALTEGRIS QIM FUTURES FUND, L.P.

STATEMENTS OF FINANCIAL CONDITION

SEPTEMBER 30, 2019 (Unaudited) and DECEMBER 31, 2018 (Audited)

_______________

	2019	2018
ASSETS
Equity in commodity broker account:
Cash	$1,008,101	$1,066,881
Restricted cash	673,741	1,012,429
Restricted foreign currency (cost - $0 and $103,635)	–	105,654
Net unrealized gain on open futures contracts	63,166	–
Settled variation margin	20,826	–

	1,765,834	2,184,964

Cash	746,516	3,582,686
Investment securities at fair value (cost - $11,241,705 and $15,755,364)	11,241,680	15,754,973
Interest receivable	1,107	1,271

Total assets	$13,755,137	$21,523,894

LIABILITIES
Equity in commodity broker account:
Foreign currency due to broker (proceeds - $17,214 and $0)	$16,976	$–
Net unrealized loss on open futures contracts	–	52,017
Settled variation margin	–	45,731

	16,976	97,748

Redemptions payable	1,577,936	874,336
Service fees payable	15,620	30,545
Management fee payable	14,030	21,180
Brokerage commissions payable	13,867	19,476
Administrative fee payable	3,615	5,458
Other liabilities	107,700	125,128

Total liabilities	1,749,744	1,173,871

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	734	831
Limited Partners	12,004,659	20,349,192

Total partners' capital (Net Asset Value)	12,005,393	20,350,023

Total liabilities and partners' capital	$13,755,137	$21,523,894

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS

SEPTEMBER 30, 2019 (Unaudited)

_______________

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Fair Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$1,341,000	10/1/2019	Federal Home Loan Bank Disc Note, 1.59%*	$1,341,000	11.17%
5,000,000	10/9/2019	Federal Home Loan Bank Disc Note, 2.04%*	4,997,911	41.63%
Total U.S. Government Agency Bonds and Notes (cost - $6,338,738)			6,338,911	52.80%

Certificates of Deposit
$350,000	10/11/2019	Banco del Estado de Chile, 2.03%	349,994	2.92%
337,000	10/16/2019	Sumitomo Mitsui Banking Corporation, 1.95%	336,988	2.81%
225,000	10/16/2019	Sumitomo Mitsui Trust Bank Ltd., 2.02%	225,001	1.87%
238,000	10/11/2019	The Chiba Bank Ltd., 2.04%	237,994	1.98%
Total Certificates of Deposit (cost - $1,150,000)			1,149,977	9.58%

Corporate Notes
$338,000	10/18/2019	Bank of Montreal, 2.01%*	337,667	2.81%
462,000	10/1/2019	Bridgestone Americas, Inc., 1.91%*	462,000	3.85%
338,000	10/23/2019	Canadian Imperial Holdings, Inc., 1.98%*	337,543	2.81%
462,000	10/1/2019	Cedar Springs Capital Company LLC, 2.01%*	462,000	3.85%
445,000	10/16/2019	Chevron Coporation, 2.06%*	444,591	3.71%
358,000	10/2/2019	Exxon Mobil Corp Disc Note, 2.04%*	357,955	2.98%
462,000	10/1/2019	The Bank of New York Mellon Corporation, 1.91%*	462,000	3.85%
445,000	10/22/2019	Thunder Bay Funding, LLC, 2.07%*	444,447	3.70%
445,000	10/16/2019	Walmart, Inc., 2.01%*	444,589	3.70%
Total Corporate Notes (cost - $3,752,967)			3,752,792	31.26%

Total Investment Securities (cost - $11,241,705)			$11,241,680	93.64%

* The rate reported is the effective yield at time of purchase.

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS (continued)

SEPTEMBER 30, 2019 (Unaudited)

_______________

	Range of Expiration Dates	Number of Contracts	Fair Value*	% of Partners' Capital

Long Futures Contracts:
Currencies	Dec 19	4	$(1,578)	(0.01)%
Energy	Oct 19	1	(1,803)	(0.02)%
Interest Rates	Dec 19	18	6,681	0.05%
Stock Indices	Oct 19 - Sep 19	113	(17,212)	(0.14)%
Treasury Rates	Dec 19	23	3,543	0.03%

Total Long Futures Contracts		159	(10,369)	(0.09)%

Short Futures Contracts:
Currencies	Dec 19	28	15,650	0.13%
Energy	Oct 19	8	20,848	0.17%
Interest Rates	Dec 19	39	(23,092)	(0.19)%
Metals	Dec 19	16	84,935	0.71%
Stock Indices	Oct 19 - Sep 19	16	(4,888)	(0.04)%
Treasury Rates	Dec 19	1	908	0.01%

Total Short Futures Contracts		108	94,361	0.79%

Total Futures Contracts			$83,992	0.70%

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

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.

STATEMENTS OF INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (Unaudited)

_______________

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
TRADING GAIN (LOSS)
Gain (loss) on trading of futures
Net realized	$(52,569)	$(544,465)	$(1,772,118)	$(1,409,771)
Net change in unrealized	(150,911)	127,291	181,740	229,608
Brokerage Commissions	(53,488)	(97,895)	(181,777)	(315,411)

Net loss from trading futures	(256,968)	(515,069)	(1,772,155)	(1,495,574)

Gain (loss) on trading of securities
Net realized	29	–	29	85
Net change in unrealized	145	(337)	366	(443)

Net gain (loss) from trading securities	174	(337)	395	(358)

Gain (loss) on trading of foreign currency
Net realized	(3,181)	(10,309)	1,058	(22,169)
Net change in unrealized	(8)	1,437	(1,781)	1,445

Net loss from trading foreign currency	(3,189)	(8,872)	(723)	(20,724)
Total trading loss	(259,983)	(524,278)	(1,772,483)	(1,516,656)

NET INVESTMENT LOSS
Income
Interest income	74,324	124,950	255,432	336,192

Expenses
Service fees	44,564	87,238	156,855	280,791
Management fee	43,882	79,651	149,014	255,210
Professional fees	38,002	65,563	137,909	174,484
Administrative fee	11,311	20,264	38,363	64,352
Out of pocket fees	4,400	6,600	17,600	19,800
Interest expense	2,325	9,710	5,006	18,776
Incentive fees	–	116	4,793	1,500
Other expenses	21,550	791	25,065	20,483

Total expenses	166,034	269,933	534,605	835,396

Net investment loss	(91,710)	(144,983)	(279,173)	(499,204)

NET LOSS	$(351,693)	$(669,261)	$(2,051,656)	$(2,015,860)

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (Unaudited)

_______________

		Limited Partners

	Total	Class A	Class B	Institutional Special Interests	General Partner

Balances at December 31, 2017	$31,350,202	$21,086,218	$7,726,323	$2,536,719	$942

Capital additions	610,679	433,441	144,238	33,000	–

Capital withdrawals	(5,112,348)	(3,448,356)	(766,828)	(897,164)	–

From operations:
Net investment loss	(499,204)	(437,054)	(57,799)	(4,331)	(20)
Net realized loss from investments (net of brokerage commissions)	(1,747,266)	(1,177,395)	(436,590)	(133,227)	(54)
Net change in unrealized gain from investments	230,610	153,038	62,820	14,743	9
Net loss	(2,015,860)	(1,461,411)	(431,569)	(122,815)	(65)

Balances at September 30, 2018	$24,832,673	$16,609,892	$6,672,164	$1,549,740	$877

Balances at December 31, 2018	$20,350,023	$13,755,422	$5,765,565	$828,205	$831

Capital additions	500,000	–	500,000	–	–

Capital withdrawals	(6,792,974)	(4,845,417)	(1,476,747)	(470,810)	–

From operations:
Net investment loss	(279,173)	(237,262)	(41,073)	(821)	(17)
Net realized loss from investments (net of brokerage commissions)	(1,952,808)	(1,291,474)	(576,153)	(85,091)	(90)
Net change in unrealized gain from investments	180,325	109,931	64,262	6,122	10
Net loss	(2,051,656)	(1,418,805)	(552,964)	(79,790)	(97)

Balances at September 30, 2019	$12,005,393	$7,491,200	$4,235,854	$277,605	$734

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

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Therefore, the Partnership follows the accounting and reporting guidelines for investment companies. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of September 30, 2019 and December 31, 2018, and reported amounts of income and expenses for the three and nine months ended September 30, 2019 and 2018, respectively. Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that the differences could be material.

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

The fair value of U.S. government agency bonds and notes is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government agency bonds and notes are generally categorized in Level 1 or Level 2 of the fair value hierarchy. As of September 30, 2019 and December 31, 2018, none of the Partnership’s holdings in U.S. government agency bonds and notes were fair valued using valuation models.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of September 30, 2019 and December 31, 2018, none of the Partnership’s holdings in corporate notes were fair valued using valuation models.

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

There were no changes in the Partnership’s valuation methodology during period ended September 30, 2019 and the year ended December 31, 2018.

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C. Fair Value (continued)

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of September 30, 2019 and December 31, 2018:

				Balance as of
September 30, 2019	Level 1	Level 2	Level 3	September 30, 2019

Assets
Futures contracts (1)	$139,720	$–	$–	$139,720
U.S. Government agency bonds and notes	–	6,338,911	–	6,338,911
Certificates of deposit	–	1,149,977	–	1,149,977
Corporate notes	–	3,752,792	–	3,752,792

Total Assets	$139,720	$11,241,680	$–	$11,381,400

Liabilities

Futures contracts (1)	$(55,728)	$–	$–	$(55,728)

				Balance as of
December 31, 2018	Level 1	Level 2	Level 3	December 31, 2018

Assets

Futures contracts (1)	$69,626	$–	$–	$69,626
U.S. Government agency bonds and notes	–	9,735,119	–	9,735,119
Certificates of deposit	–	836,001	–	836,001
Corporate notes	–	5,183,853	–	5,183,853

Total Assets	$69,626	$15,754,973	$–	$15,824,599

Liabilities

Futures contracts (1)	$(167,374)	$–	$–	$(167,374)

(1) See Note 7. "Financial Derivative Instruments" for the fair value in each type of contracts within this category.

The Partnership’s policy is to recognize any transfers between Level 1 and Level 2 assets as of the Partnership’s period end.

For the period ended September 30, 2019 and the year ended December 31, 2018, there were no transfers between Level 1 and Level 2 assets and liabilities. For the period ended September 30, 2019 and the year ended December 31, 2018, there were no Level 3 securities.

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

J.P. Morgan Chase Bank, N.A. (the “Custodian”) is the Partnership’s custodian. SG Americas Securities, LLC (the “Clearing Broker”) is the Partnership’s commodity broker. A portion of the Partnership’s assets are held as initial margin or option premiums (in cash or Treasury securities) in the Partnership’s brokerage accounts at the Clearing Broker. The Clearing Broker may convert the Partnership’s cash in U.S. dollar to foreign currency to facilitate the Partnership’s commodity trading activities. At times, the Partnership may carry foreign cash on loan with the Clearing Broker. Any net foreign currency on loan will be recognized in Foreign Currency Due to Broker on the Statements of Financial Condition. The Partnership’s Clearing Broker holds margin balances in a single currency, in which all margin requirements can be satisfied in U.S. dollars. Foreign currency balances can also be used to satisfy margin requirements. As of September 30, 2019 and December 31, 2018, the Partnership’s restricted cash balance on the Statements of Financial Condition of $673,741 and $1,012,429, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in US Dollars. As of December 31, 2018, the Partnership’s restricted foreign currency balance on the Statements of Financial Condition of $105,654, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in foreign currency. The Partnership’s assets not deposited at the Clearing Broker are deposited with either the Custodian or held in bank cash accounts at Northern Trust Company (and used to pay Partnership operating expenses). For the Partnership’s cash deposited at the Custodian, the Partnership receives cash management services from J.P. Morgan Investment Management Inc. (“JPMIM”).

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

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at September 30, 2019 and December 31, 2018 are reflected within the Condensed Schedules of Investments.

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

H. Cash

The Partnership maintains a custody account with JPMorgan Chase Bank, N.A. and Northern Trust Company. At times, the Partnership’s cash balance could exceed the insured amount under the Federal Deposit Insurance Corporation (“FDIC”). The Partnership has not experienced any losses in such accounts and believes it is not subject to any significant counterparty risk related to its cash account.

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

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital. Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2019 and December 31, 2018. However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Partnership is subject to income tax examinations by major taxing authorities for all tax years since 2015.

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively.  No interest expense or penalties have been recognized as of September 30, 2019 and December 31, 2018 or for the three and nine months ended September 30, 2019 and 2018.

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

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement. The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the nine months ended September 30, 2019 and 2018.

NOTE 3 - RELATED PARTY TRANSACTIONS

A. General Partner Management Fee

The General Partner receives a monthly management fee from the Partnership equal to 0.104% (1.25% annually) for Class A and Class B, and 0.0625% (0.75% annually) for Institutional Interests of the Partnership's net asset value apportioned to each Partner’s capital account at the beginning of the month, before deduction of any accrued incentive fees related to the current quarter (the “management fee net asset value”). The General Partner may declare any Limited Partner a “Special Limited Partner” and the management fees or incentive fees charged to any such partner may be different than those charged to other Limited Partners. For the three and nine months ended September 30, 2019 and 2018, there were no Special Limited Partners.

Total management fees earned by the General Partner for the three and nine months ended September 30, 2019 and 2018 are shown on the Statements of Income (Loss) as Management Fee.

B. Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the three and nine months ended September 30, 2019, administrative fees for Class A Interests were $7,632 and $26,558, respectively, and administrative fees for Class B Interests were $3,679 and $11,805, respectively. For the three and nine months ended September 30, 2018, administrative fees for Class A Interests were $14,647 and $46,937, respectively, and administrative fees for Class B Interests were $5,617 and $17,415, respectively.

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

At September 30, 2019 and December 31, 2018, respectively, the Partnership had charges for brokerage-related services payable to Altegris Clearing Solutions of $12,266 and $17,509, respectively, and service fees payable to Altegris Investments of $2,591 and $3,525, respectively. The following tables show the fees paid to Altegris Investments and Altegris Clearing Solutions for the three and nine months ended September 30, 2019 and 2018, respectively:

	Three months ended	Nine months ended	Three months ended	Nine months ended
	September 30, 2019	September 30, 2019	September 30, 2018	September 30, 2018
Altegris Clearing Solutions - Brokerage Commission fees	$23,896	$110,949	$41,154	$164,265
Altegris Investments- Service fees	8,227	26,246	12,734	40,006
Total	$32,123	$137,195	$53,888	$204,271

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

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 5 - SERVICE FEES

As compensation for the continuing services of the selling agents to the Class A Limited Partners, Class A Interests pay the selling agents an ongoing monthly payment of 0.166% (2% annually) of the net asset value of interests sold by the agents that are outstanding at month-end. As compensation for the continuing services of the selling agents to the Limited Partners holding Institutional Interests, the selling agents may elect the Institutional Interests to pay the selling agents an ongoing monthly payment of 0.0417% (0.50% annually) of the net asset value of Institutional Interests sold by the agents that are outstanding at month-end. For the three and nine months ended September 30, 2019, service fees for Class A Interests were $44,564 and $156,855, respectively. For the three and nine months ended September 30, 2018, service fees for Class A Interests were $87,238 and $280,791, respectively. There were no service fees for Institutional Interests for the three and nine months ended September 30, 2019 and 2018.

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

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the fair value of derivative contracts as of September 30, 2019 and December 31, 2018. The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position. The derivative contracts qualify for net presentation in the Statements of Financial Condition, however fair value is presented on a gross basis in the table below.

September 30, 2019

	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futured Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts

Currencies	$15,650	$(1,578)	$14,072
Energy	20,848	(1,803)	19,045
Interest Rates	8,011	(24,422)	(16,411)
Metals	84,935	–	84,935
Stock Indices	5,825	(27,925)	(22,100)
Treasury Rates	4,451	–	4,451

	$139,720	$(55,728)	$83,992

December 31, 2018

	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futured Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts

Currencies	$5,351	$(6,611)	$(1,260)
Energy	–	(60,238)	(60,238)
Interest Rates	30,959	(4,148)	26,811
Metals	15,310	–	15,310
Stock Indices	17,604	(87,631)	(70,027)
Treasury Rates	402	(8,746)	(8,344)

	$69,626	$(167,374)	$(97,748)

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three and nine months ended September 30, 2019 and 2018.

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading derivatives contracts.

Three Months Ended September 30, 2019

Type of		Change in
Futured Contracts	Realized	Unrealized

Futures Contracts
Currencies	$106,751	$14,487
Energy	38,361	22,565
Interest Rates	(398,124)	(6,153)
Metals	(245,120)	(137,051)
Stock Indices	452,845	(73,570)
Treasury Rates	(7,282)	28,811

	$(52,569)	$(150,911)

For the three months ended September 30, 2019, the number of futures contracts closed was 3,299. These closed contract amounts are representative of the Partnership’s volume of derivative activity during the period.

Nine Months Ended September 30, 2019

Type of		Change in
Futured Contracts	Realized	Unrealized

Futures Contracts
Currencies	$(78,732)	$15,332
Energy	10,447	79,283
Interest Rates	(200,584)	(43,222)
Metals	108,736	69,625
Stock Indices	(1,798,537)	47,927
Treasury Rates	186,552	12,795

	$(1,772,118)	$181,740

For the nine months ended September 30, 2019, the number of futures contracts closed was 7,766. These closed contract amounts are representative of the Partnership’s volume of derivative activity during the period.

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

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets
As of September 30, 2019				Gross Amounts Not Offset in the Statements of Financial Condition

Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Futures Contracts*	105,961	(42,795)	63,166	–	–	63,166

Offsetting the Financial Liabilities and Derivative Liabilities
As of September 30, 2019				Gross Amounts Not Offset in the Statements of Financial Condition

Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Futures Contracts*	(42,795)	42,795	–	–	–	–

Offsetting the Financial Assets and Derivative Assets
As of December 31, 2018				Gross Amounts Not Offset in the Statements of Financial Condition

Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Futures Contracts*	46,809	(46,809)	–	–	–	–

Offsetting the Financial Liabilities and Derivative Liabilities
As of December 31, 2018				Gross Amounts Not Offset in the Statements of Financial Condition

Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Futures Contracts*	(98,826)	46,809	(52,017)	–	52,017	–

(1) The Partnership posted additional collateral of $673,741 as of September 30, 2019 and $1,066,066 for December 31, 2018 with the Clearing Broker. The Partnership may post collateral due to a variety of factors that may include, without limitation, initial margin or other requirements that are based on notional amounts which may exceed the fair value of the derivative contract.

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

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three and nine months ended September 30, 2019 and 2018. This information has been derived from information presented in the financial statements.

	Three Months ended September 30, 2019
					Institutional
	Class A		Class B		Interest

Total return for Limited Partners (2)
Total return prior to incentive fees	(2.77%	)	(2.30%	)	(2.09%	)
Incentive fees	0.00%		(0.00%	)	0.00%
Total return after incentive fees	(2.77%	)	(2.30%	)	(2.09%	)

Ratio to average net asset value
Expenses prior to incentive fees (1)	5.39%		3.47%		2.64%
Incentive fees (2)	0.00%		0.00%		0.00%

Total expenses	5.39%		3.47%		2.64%

Net investment loss (1) (3)	(3.29%	)	(1.37%	)	(0.53%	)

	Nine Months ended September 30, 2019
					Institutional
	Class A		Class B		Interest

Total return for Limited Partners (2)
Total return prior to incentive fees	(11.70%	)	(10.38%	)	(9.81%	)
Incentive fees	0.00%		(0.09%	)	0.00%
Total return after incentive fees	(11.70%	)	(10.47%	)	(9.81%	)

Ratio to average net asset value
Expenses prior to incentive fees (1)	4.98%		3.22%		2.25%
Incentive fees (2)	0.00%		0.10%		0.00%

Total expenses	4.98%		3.32%		2.25%

Net investment loss (1) (3)	(2.90%	)	(1.14%	)	(0.16%	)

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 10 - FINANCIAL HIGHLIGHTS (CONTINUED)

	Three Months ended September 30, 2018
				Institutional
	Class A		Class B	Interest

Total return for Limited Partners (2)
Total return prior to incentive fees	2.62%		2.14%	1.93%
Incentive fees	0.00%		0.00%	0.01%
Total return after incentive fees	2.62%		2.14%	1.94%

Ratio to average net asset value
Expenses prior to incentive fees (1)	4.75%		2.84%	1.87%
Incentive fees (2)	0.00%		0.00%	0.01%

Total expenses	4.75%		2.84%	1.88%

Net investment loss (1) (3)	(2.80%	)	0.93%	(0.10%	)

	Nine Months ended September 30, 2018
					Institutional
	Class A		Class B		Interest

Total return for Limited Partners (2)
Total return prior to incentive fees	(6.91%	)	(5.51%	)	(4.91%	)
Incentive fees	0.00%		0.00%		(0.01%	)
Total return after incentive fees	(6.91%	)	(5.51%	)	(4.92%	)

Ratio to average net asset value
Expenses prior to incentive fees (1)	4.65%		2.69%		1.80%
Incentive fees (2)	0.01%		0.00%		0.01%

Total expenses	4.66%		2.69%		1.81%

Net investment loss (1) (3)	(3.05%	)	(1.09%	)	(0.27%	)

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

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 11 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were available to be issued, and concluded that no events subsequent to September 30, 2019 have occurred that would require recognition or disclosure, except as noted below.

From October 1, 2019 through November 14, 2019, the Partnership had redemptions of $1,107,130.

PART I – FINANCIAL INFORMATION (continued)

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed. Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading. A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities. Through September 30th, 2019, the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Performance Summary

Three Months Ended September 30, 2019

During the third quarter of 2019, the Partnership incurred net realized and unrealized losses of $259,983 from its trading activities, net of brokerage commissions of $53,488. The Partnership accrued total expenses of $166,034, including $43,882 in management fees paid to the General Partner, $0 in incentive fees, and $82,566 in service and professional fees. The Partnership earned $74,324 in interest income during the third quarter of 2019. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the third quarter of 2019 is set forth below.

Third Quarter 2019: The Partnership’s trading advisor, QIM believes that numerous small inefficiencies exist in financial markets that can be exploited through the prudent use of robust analysis and predictive technologies. The trading program currently employs several thousand quantitative trading models that utilize pattern recognition to predict short-term price movements in global futures markets. All models are tested across large data sets that expose them to a wide range of market, economic, and political environments, as well as a wide range of time frames and interactions. Only those models that prove to be the most robust, statistically significant, and conceptually diverse are used in actual trading. The resultant system of models offers what QIM believes to be reliable signals that guide market timing and trade allocation. Third quarter performance of the Partnership as a result of QIM’s trading program is as follows: The Partnership was positive in July of 2019. All sectors posted gains and profits were driven by stock index trading, which outperformed the other sectors. Interest rates were the next most profitable sector, followed closely by currencies. Trading in metals and energies also contributed to overall positive performance. The Partnership was negative in August of 2019. Trading in interest rates detracted the most from performance. Results from positions in metals were the next underperforming sector and currency trading also added slightly to losses. Gains in stock indices offset some losses, and energies were also slightly positive but did not provide a meaningful impact to performance. The Partnership was negative in September of 2019. Stock indices were the most underperforming sector. Trading in metals and interest rates also resulted in losses. Energies were close to flat, which did not provide a significant effect on aggregate returns. Trading in currencies also resulted in near flat performance and did not have a significant effect on overall returns.

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

Nine Months Ended September 30, 2019

During the nine months ended September 30, 2019, the Partnership incurred net realized and unrealized losses of $1,772,483 from its trading activities, net of brokerage commissions of $181,777. The Partnership accrued total expenses of $534,605, including $149,014 in management fees paid to the General Partner, $4,793 in incentive fees, and $294,764 in service and professional fees. The Partnership earned $255,432 in interest income during the nine months ended September 30, 2019. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the nine months ended September 30, 2019 is set forth below.

Third Quarter 2019. The Partnership’s trading advisor, QIM believes that numerous small inefficiencies exist in financial markets that can be exploited through the prudent use of robust analysis and predictive technologies. The trading program currently employs several thousand quantitative trading models that utilize pattern recognition to predict short-term price movements in global futures markets. All models are tested across large data sets that expose them to a wide range of market, economic, and political environments, as well as a wide range of time frames and interactions. Only those models that prove to be the most robust, statistically significant, and conceptually diverse are used in actual trading. The resultant system of models offers what QIM believes to be reliable signals that guide market timing and trade allocation. Third quarter performance of the Partnership as a result of QIM’s trading program is as follows: The Partnership was positive in July of 2019. All sectors posted gains and profits were driven by stock index trading, which outperformed the other sectors. Interest rates were the next most profitable sector, followed closely by currencies. Trading in metals and energies also contributed to overall positive performance. The Partnership was negative in August of 2019. Trading in interest rates detracted the most from performance. Results from positions in metals were the next underperforming sector and currency trading also added slightly to losses. Gains in stock indices offset some losses, and energies were also slightly positive but did not provide a meaningful impact to performance. The Partnership was negative in September of 2019. Stock indices were the most underperforming sector. Trading in metals and interest rates also resulted in losses. Energies were close to flat, which did not provide a significant effect on aggregate returns. Trading in currencies also resulted in near flat performance and did not have a significant effect on overall returns.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) Not applicable.

(c) Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner. The Partnership may declare additional redemption dates upon notice to the Limited Partners. The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners. The following table summarizes the redemptions by Limited Partners during the third calendar quarter of 2019:

Month	Amount Redeemed
July 31, 2019	$200,848
August 31, 2019	$273,700
September 30, 2019	$1,458,420

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

Exhibit Number	Description of Document
4.1	Second Amended and Restated Agreement of Limited Partnership of Altegris QIM Futures Fund, L.P.

The following exhibits are included herewith.

Exhibit Number	Description of Document
31.01	Rule 13a-14(a)/15d-14(a) Certification
31.02	Rule 13a-14(a)/15d-14(a) Certification
32.01	Section 1350 Certification
32.02	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 15, 2019

ALTEGRIS QIM FUTURES FUND, L.P.

By:	ALTEGRIS ADVISORS, L.L.C.,
its general partner

/s/ Martin Beaulieu
Martin Beaulieu, Principal Executive Officer and Principal Financial Officer

