Form 10-K
period 2019-12-31
Altegris QIM Futures Fund, L.P.
filed 2020-03-10
CIK 1469317

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

As of January 31, 2020, the aggregate net asset value of the Interests in the Partnership before redemptions was $11,821,483. The Partnership operates on a calendar fiscal year and has no subsidiaries.

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

(b)           Holders

As of January 31, 2020 the Partnership had 192 holders of Interests.

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

The following table summarizes Limited Partner redemptions during the fourth calendar quarter of 2019:

Month Ended	Amount Redeemed
October 31, 2019	$1,107,130
November 30, 2019	406,648
December 31, 2019	371,292
Total	$1,885,070

ITEM 6: SELECTED FINANCIAL DATA

Not required.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to “Item 8. Financial Statements and Supplementary Data.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

(a)           Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed. Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading. A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities. Through December 31, 2019 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Performance Summary

2019

During 2019, the Partnership achieved net realized and unrealized losses of ($886,930) from all trading; losses of ($886,938) from trading of derivatives including brokerage commissions of $224,487. The Partnership accrued total expenses of $690,898, including $12,621 in incentive fees, $184,249, in management fees paid to the General Partner, and $389,023 in service and professional fees. The Partnership earned $304,377 in interest income during 2019. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for each quarter during 2019 is set forth below.

Fourth Quarter 2019. The Partnership’s trading advisor, QIM believes that numerous small inefficiencies exist in financial markets that can be exploited through the prudent use of robust analysis and predictive technologies. The trading program currently employs several thousand quantitative trading models that utilize pattern recognition to predict short-term price movements in global futures markets. All models are tested across large data sets that expose them to a wide range of market, economic, and political environments, as well as a wide range of time frames and interactions. Only those models that prove to be the most robust, statistically significant, and conceptually diverse are used in actual trading. The resultant system of models offers what QIM believes to be reliable signals that guide market timing and trade allocation. Fourth quarter performance of the Partnership as a result of QIM’s trading program is as follows: The Partnership was positive in October of 2019. Profits were driven by stock index trading, which outperformed the other sectors. Interest rates were also positive, contributing to overall gains. Currencies were the largest detractor from performance, followed by metals. Energies were slightly negative. The Partnership was positive in November of 2019. Gains were led by stock index trading, which significantly outperformed the other sectors. Results from positions in metals and currencies also added slightly to gains. Interest rate trading was the largest underperforming sector, and energies were also modestly negative. The Partnership was positive in December of 2019. Stock index trading was the most outperforming sector, driving profits. Trading in metals also resulted in profits that contributed to aggregate gains. Interest rates were the most underperforming sector, offsetting positive performance. Currency positions also resulted in negative performance to a lesser extent. Energies were close to flat, which did not provide a significant effect on overall returns.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2019. In making this assessment, Management used the criteria set forth in Internal Control — Integrated Framework issued in 2017 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2019, the Partnership’s internal control over financial reporting was effective.

(c)           Changes in Internal Control over Financial Reporting

There were no changes in the Partnership’s internal control over financial reporting during the quarter and year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)           Identification of Directors and Executive Officers

(i)           The Partnership has no officers, directors, or employees. The Partnership’s affairs are managed by the General Partner (although it has delegated trading and investment authority to the Advisor and administrative duties to Altegris). The General Partner is an indirect subsidiary of Artivest Holdings, Inc., a corporation that may be deemed to be controlled by (i) entities managed by Aquiline Capital Partners LLC and its affiliates (“Aquiline”), and (ii) Genstar Capital Management LLC and its affiliates (“Genstar”). Aquiline is a private equity firm located in New York, New York, and Genstar is a private equity firm located in San Francisco, California. The General Partner’s managers and executive officers are Martin Beaulieu and Matthew C. Osborne.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)           Security ownership of certain beneficial owners

Not applicable.

(b)           Security Ownership of Management

The Partnership has no officers or directors. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner, which has delegated discretionary authority over the Partnership’s trading to QIM. As of January 31, 2020, the General Partner’s general partner interest in the Partnership was valued at $851, which constituted approximately 0% of the Partnership’s total assets. The General Partner and the principals of the General Partner may purchase Interests. As of January 31, 2020, the following managers and executive officers of the General Partner owned Interests in the Partnership: None. The direct and indirect holding of Interests of each manager and executive officer and the total aggregate ownership of Interests is 0% of the Partnership’s total assets.

(c)           Changes in Control

None.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Partnership does not engage in any transactions with the General Partner or its affiliates other than in respect of the services and payment of fees therefor described above in Item 1.

The Partnership paid to the General Partner monthly management fees totaling $184,249 for the year ended December 31, 2019. The Partnership paid to the General Partner administrative fees totaling $47,524 for the year ended December 31, 2019.

The Partnership paid to Altegris monthly continuing compensation of $34,050 for the year ended December 31, 2019. Clearing Solutions, in its capacity as the Introducing Broker for the Partnership, received from the Partnership’s clearing broker the following compensation: a portion of the brokerage commissions paid by the Partnership to SGAS, and of the interest income earned on Partnership’s assets held at SGAS, equal to $56,100 for the year ended December 31, 2019. In addition, Clearing Solutions, in its capacity as Introducing Broker, receives from the Partnership, monthly brokerage charges as described in Item 11. For the year ended December 31, 2019 the Partnership paid monthly brokerage charges of $128,820.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth (a) the fees billed to the Partnership for professional audit services provided by Ernst & Young LLP, the Partnership’s independent registered public accountant, for the audit of the Partnership’s annual financial statements for the year ended December 31, 2019 and (b) the fees expected to be billed to the Partnership for professional audit services provided by Ernst & Young LLP for the audit of the Partnership’s annual financial statements for the year ended December 31, 2019.

FEE CATEGORY	2019	2018

Audit Fees	$16,000	$24,600
Audit-Related Fees	$40,000	$31,800
Tax Fees	$38,925	$52,200
All Other Fees	–	–

TOTAL FEES	$94,925	$108,600

Audit Fees and Audit-Related Fees consist of fees paid to Ernst & Young LLP for (i) the audit of Altegris QIM Futures Fund, L.P.’s annual financial statements included in the annual report on Form 10-K, quarterly reviews of financial statements included in the reports on the Partnership’s Form 10-Q and (ii) services that are normally provided by the Independent Registered Public Accountants in connection with statutory and regulatory filings of registration statements.

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

Dated: March 9, 2020	Altegris QIM FUTURES FUND, L.P. By: ALTEGRIS ADVISORS, L.L.C.

By: /s/ Matthew C. Osborne
Name: Matthew C. Osborne
Title: Chief Investment Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant and in the capacities and on the date indicated.

Title with
Signature	General Partner	Date

/s/ Martin Beaulieu	Executive Chairman, Manager	March 9, 2020
Martin Beaulieu	(Principal Executive Officer)

/s/ Matthew C. Osborne	Chief Investment Officer, Manager	March 9, 2020
Matthew C. Osborne

(Being the principal executive officer, the principal financial officer and principal accounting officer, and a majority of the managers of Altegris Advisors, L.L.C.)

ALTEGRIS QIM FUTURES FUND, L.P.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

____________

TABLE OF CONTENTS

_____________

F-1

ALTEGRIS QIM Futures Fund, L.P.

AFFIRMATION OF THE COMMODITY POOL OPERATOR

_______________

To the Partners of

Altegris QIM Futures Fund, L.P.

To the best of the knowledge and belief of the undersigned, the information contained in this Annual Report for the years ended December 31, 2019, 2018 and 2017 is accurate and complete.

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

Report of Independent Registered Public Accounting Firm

The General Partner and Limited Partners of Altegris QIM Futures Fund, L.P.

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Altegris QIM Futures Fund, L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2019 and 2018, the related statements of income (loss) and changes in partners’ capital (net asset value) for each of the three years in the period ended December 31, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2019 and 2018, and the results of its operations and the changes in its partners’ capital for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2019, by correspondence with the custodian and broker. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Partnership’s auditor since 2011.

Los Angeles, CA

March 9, 2020

ALTEGRIS QIM FUTURES FUND, L.P.

STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2019 and DECEMBER 31, 2018

	2019	2018
ASSETS
Equity in commodity broker account:
Cash	$846,509	$1,066,881
Restricted cash	1,247,462	1,012,429
Restricted foreign currency (cost - $0 and $103,635)	–	105,654
Net unrealized gain on open futures contracts	183,464	–

	2,277,435	2,184,964

Cash	411,223	3,582,686
Investment securities at fair value (cost - $9,044,907 and $15,755,364)	9,045,081	15,754,973
Interest receivable	145	1,271

Total assets	$11,733,884	$21,523,894

LIABILITIES
Equity in commodity broker account:
Foreign currency due to broker (proceeds - $31,771 and $0)	$31,582	$–
Net unrealized loss on open futures contracts	–	52,017
Settled variation margin	37,732	45,731

	69,314	97,748

Redemptions payable	588,811	874,336
Service fees payable	12,705	30,545
Management fee payable	11,427	21,180
Incentive fees payable	7,827	–
Brokerage commissions payable	6,494	19,476
Administrative fee payable	2,968	5,458
Other liabilities	135,810	125,128

Total liabilities	835,356	1,173,871

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	785	831
Limited Partners	10,897,743	20,349,192

Total partners' capital (Net Asset Value)	10,898,528	20,350,023

Total liabilities and partners' capital	$11,733,884	$21,523,894

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS

DECEMBER 31, 2019

INVESTMENT SECURITIES

Face Value	Maturity Date	Description	Fair Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$3,586,000	1/2/2020	Federal Farm Credit Bank Disc Note, 1.15%*	$3,585,886	32.90%
2,500,000	1/3/2020	Federal Home Loan Bank Disc Note, 1.57%*	2,499,895	22.94%
1,000,000	1/23/2020	Federal Home Loan Bank Disc Note, 1.58%*	999,119	9.17%

Total U.S. Government Agency Bonds and Notes (cost - $7,084,708)			7,084,900	65.01%

Certificate of Deposit
181,000	1/15/2020	The Chiba Bank Ltd., 1.80%	180,998	1.66%

Total Certificate of Deposit (cost - $181,000)			180,998	1.66%

Corporate Notes
278,000	1/2/2020	Cedar Springs Capital Company LLC, 1.59%*	277,988	2.55%
355,000	1/14/2020	Chevron Corporation, 1.63%*	354,787	3.26%
271,000	1/13/2020	Exxon Mobil Corp Disc Note, 1.67%*	270,846	2.48%
271,000	1/13/2020	MetLife Short Term Funding LLC, 1.81%*	270,829	2.49%
250,000	1/2/2020	The Home Depot, Inc., 1.46%*	249,990	2.29%
355,000	1/15/2020	Thunder Bay Funding, LLC, 1.88%*	354,743	3.25%

Total Corporate Notes (cost - $1,779,199)			1,779,183	16.32%

Total Investment Securities (cost - $9,044,907)			$9,045,081	82.99%

* The rate reported is the effective yield at time of purchase.

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS (continued)

DECEMBER 31, 2019

	Range of Expiration Dates	Number of Contracts	Fair Value*	% of Partners' Capital

Long Futures Contracts:
Currencies	Mar 20	2	6	0.01%
Energy	Jan 20	10	2,988	0.03%
Interest Rates	Mar 20	72	(83,118)	(0.77)%
Metals	Feb 20 - Mar 20	62	162,087	1.49%
Stock Indices	Jan 20 - Mar 20	164	74,461	0.68%
Treasury Rates	Mar 20	75	(36,048)	(0.33)%

Total Long Futures Contracts		385	120,376	1.11%

Short Futures Contracts:
Currencies	Mar 20	22	(6,051)	(0.06)%
Energy	Jan 20	1	318	0.01%
Stock Indices	Jan 20 - Mar 20	53	31,089	0.29%

Total Short Futures Contracts		76	25,356	0.24%

Total Futures Contracts			$145,732	1.35%

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

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.

STATEMENTS OF INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

	2019	2018	2017
TRADING GAIN (LOSS)
Gain (loss) on trading of futures
Net realized	$(905,931)	$(1,765,994)	$3,068,028
Net change in unrealized	243,480	(513,999)	263,981
Brokerage Commissions	(224,487)	(400,551)	(481,792)

Net gain (loss) from trading futures	(886,938)	(2,680,544)	2,850,217

Gain (loss) on trading of securities
Net realized	29	85	26,042
Net change in unrealized	565	(488)	246

Net gain (loss) from trading securities	594	(403)	26,288

Gain (loss) on trading of foreign currency
Net realized	1,244	(10,641)	(45,132)
Net change in unrealized	(1,830)	2,034	752

Net loss from trading foreign currency	(586)	(8,607)	(44,380)
Total trading gain (loss)	(886,930)	(2,689,554)	2,832,125

NET INVESTMENT INCOME (LOSS)
Income
Interest income	304,377	440,529	218,658

Expenses
Professional fees	196,763	261,495	211,493
Service fees	192,260	350,441	433,956
Management fee	184,249	324,644	389,011
Administrative fee	47,524	82,083	97,756
Out of pocket fees	17,600	19,952	21,200
Incentive fees	12,621	1,500	704,344
Interest expense	7,128	16,096	24,194
Other expenses	32,753	28,015	52,309

Total expenses	690,898	1,084,226	1,934,263

Net investment loss	(386,521)	(643,697)	(1,715,605)

NET INCOME (LOSS)	$(1,273,451)	$(3,333,251)	$1,116,520

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

		Limited Partners
				Institutional Special	General
	Total	Class A	Class B	Interests	Partner

Balances at December 31, 2016	$29,444,464	$20,121,489	$7,648,087	$1,673,974	$914

Capital additions	4,760,748	3,096,648	739,100	925,000	–

Capital withdrawals	(3,971,530)	(2,746,440)	(1,052,817)	(172,273)	–

From operations:
Net investment loss	(1,715,605)	(1,311,939)	(327,796)	(75,813)	(57)
Net realized gain/(loss) from investments (net of brokerage commissions)	2,567,146	1,740,295	652,948	173,825	78
Net change in unrealized gain/(loss) from investments	264,979	186,165	66,801	12,006	7
Net income/(loss)	1,116,520	614,521	391,953	110,018	28

Balances at December 31, 2017	$31,350,202	$21,086,218	$7,726,323	$2,536,719	$942

Balances at December 31, 2017	$31,350,202	$21,086,218	$7,726,323	$2,536,719	$942

Capital additions	610,679	433,441	144,238	33,000	–

Capital withdrawals	(8,277,607)	(5,404,873)	(1,340,006)	(1,532,728)	–

From operations:
Net investment loss	(643,697)	(559,105)	(78,814)	(5,751)	(27)
Net realized gain/(loss) from investments (net of brokerage commissions)	(2,177,101)	(1,454,920)	(548,824)	(173,291)	(66)
Net change in unrealized gain/(loss) from investments	(512,453)	(345,339)	(137,352)	(29,744)	(18)
Net income/(loss)	(3,333,251)	(2,359,364)	(764,990)	(208,786)	(111)

Balances at December 31, 2018	$20,350,023	$13,755,422	$5,765,565	$828,205	$831

Balances at December 31, 2018	$20,350,023	$13,755,422	$5,765,565	$828,205	$831

Capital additions	500,000	–	500,000	–	–

Capital withdrawals	(8,678,044)	(6,304,016)	(1,903,218)	(470,810)	–

From operations:
Net investment loss	(386,521)	(311,471)	(73,135)	(1,890)	(25)
Net realized gain/(loss) from investments (net of brokerage commissions)	(1,129,145)	(788,244)	(276,069)	(64,796)	(36)
Net change in unrealized gain/(loss) from investments	242,215	142,943	91,105	8,152	15
Net income/(loss)	(1,273,451)	(956,772)	(258,099)	(58,534)	(46)

Balances at December 31, 2019	$10,898,528	$6,494,634	$4,104,248	$298,861	$785

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

The General Partner is registered with the U.S. Securities and Exchange Commission under the U.S. Investment Advisers Act of 1940, as amended, as an investment adviser and is registered with the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator, and is a member of the National Futures Association, an industry self-regulatory organization.

B.	Method of Reporting

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Therefore, the Partnership follows the accounting and reporting guidelines for investment companies. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of December 31, 2019 and 2018, and reported amounts of income and expenses for the years ended December 31, 2019, 2018 and 2017, respectively. Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that the differences could be material.

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

The fair value of U.S. government agency bonds and notes is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government agency bonds and notes are generally categorized in Level 1 or Level 2 of the fair value hierarchy. As of December 31, 2019 and 2018, none of the Partnership’s holdings in U.S. government agency bonds and notes were fair valued using valuation models.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of December 31, 2019 and 2018, none of the Partnership’s holdings in corporate notes were fair valued using valuation models.

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

There were no changes in the Partnership’s valuation methodology during the years ended December 31, 2019 and 2018.

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Fair Value (continued)

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of December 31, 2019 and December 31, 2018:

				Balance as of
December 31, 2019	Level 1	Level 2	Level 3	December 31, 2019

Assets

Futures contracts (1)	$282,964	$–	$–	$282,964
U.S. Government agency bonds and notes	–	7,084,900	–	7,084,900
Certificates of deposit	–	180,998	–	180,998
Corporate notes	–	1,779,183	–	1,779,183

Total Assets	$282,964	$9,045,081	$–	$9,328,045

Liabilities

Futures contracts (1)	$(137,232)	$–	$–	$(137,232)

				Balance as of
December 31, 2018	Level 1	Level 2	Level 3	December 31, 2018

Assets

Futures contracts (1)	$69,626	$–	$–	$69,626
U.S. Government agency bonds and notes	–	9,735,119	–	9,735,119
Certificates of deposit	–	836,001	–	836,001
Corporate notes	–	5,183,853	–	5,183,853

Total Assets	$69,626	$15,754,973	$–	$15,824,599

Liabilities

Futures contracts (1)	$(167,374)	$–	$–	$(167,374)

(1) See Note 7. "Financial Derivative Instruments" for the fair value in each type of contracts within this category.

The Partnership’s policy is to recognize any transfers between Level 1 and Level 2 assets as of the Partnership’s period end.

For the years ended December 31, 2019 and 2018, there were no transfers between Level 1 and Level 2 assets and liabilities. For the years ended December 31, 2019 and 2018, there were no Level 3 securities.

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

J.P. Morgan Chase Bank, N.A. (the “Custodian”) is the Partnership’s custodian. SG Americas Securities, LLC (the “Clearing Broker”) is the Partnership’s commodity broker. A portion of the Partnership’s assets are held as initial margin or option premiums (in cash or Treasury securities) in the Partnership’s brokerage accounts at the Clearing Broker. The Clearing Broker may convert the Partnership’s cash in U.S. dollar to foreign currency to facilitate the Partnership’s commodity trading activities. At times, the Partnership may carry foreign cash on loan with the Clearing Broker. Any net foreign currency on loan will be recognized in Foreign Currency Due to Broker on the Statements of Financial Condition. The Partnership’s Clearing Broker holds margin balances in a single currency, in which all margin requirements can be satisfied in U.S. dollars. Foreign currency balances can also be used to satisfy margin requirements. As of December 31, 2019 and 2018, the Partnership’s restricted cash balance on the Statements of Financial Condition of $1,247,462 and $1,012,429, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in US Dollars. As of December 31, 2019 and 2018, the Partnership’s restricted foreign currency balance on the Statements of Financial Condition of $0 and $105,654, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in foreign currency. The Partnership’s assets not deposited at the Clearing Broker are deposited with either the Custodian or held in bank cash accounts at Northern Trust Company (and used to pay Partnership operating expenses).  For the Partnership’s cash deposited at the Custodian, the Partnership receives cash management services from J.P. Morgan Investment Management Inc. (“JPMIM”).

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

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at December 31, 2019 and 2018 are reflected within the Condensed Schedules of Investments.

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

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital. Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2019, 2018 and 2017. However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Partnership is subject to income tax examinations by major taxing authorities for all tax years since 2016.

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively.  No interest expense or penalties have been recognized as of and for the years ended December 31, 2019, 2018 and 2017.

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

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement. The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the years ended December 31, 2019, 2018 and 2017.

NOTE 3 - RELATED PARTY TRANSACTIONS

A. General Partner Management Fee

The General Partner receives a monthly management fee from the Partnership equal to 0.104% (1.25% annually) for Class A and Class B, and 0.0625% (0.75% annually) for Institutional Interests of the Partnership's net asset value apportioned to each Partner’s capital account at the beginning of the month, before deduction of any accrued incentive fees related to the current quarter (the “management fee net asset value”). The General Partner may declare any Limited Partner a “Special Limited Partner” and the management fees or incentive fees charged to any such partner may be different than those charged to other Limited Partners. For the years ended December 31, 2019, 2018 and 2017, there were no Special Limited Partners.

Total management fees earned by the General Partner for the years ended December 31, 2019, 2018 and 2017 are shown on the Statements of Income (Loss) as Management Fee.

B. Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the years ended December 31, 2019, 2018 and 2017, administrative fees for Class A Interests were $32,262, $59,591 and $71,570, respectively, and administrative fees for Class B Interests were $15,262, $22,492 and $26,186, respectively.

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

At December 31, 2019, 2018 and 2017, respectively, the Partnership had charges for brokerage-related services payable to Altegris Clearing Solutions of $3,727, $17,509 and $12,021, respectively, and service fees payable to Altegris Investments of $2,532, $3,525 and $5,217, respectively. The following tables show the fees paid to Altegris Investments and Altegris Clearing Solutions for the years ended December 31, 2019, 2018 and 2017, respectively:

	Year ended	Year ended	Year ended
	December 31, 2019	December 31, 2018	December 31, 2017
Altegris Clearing Solutions - Brokerage Commission fees	$128,820	$224,549	$206,296
Altegris Investments- Service fees	34,050	50,980	65,990
Total	$162,870	$275,529	$272,286

The amounts above are included in Brokerage Commissions and Service Fees on the Statements of Income (Loss), respectively. The amounts shown on the Statements of Income (Loss) include fees paid to non-related parties.

NOTE 4 - ADVISORY CONTRACT

The Partnership pays the Advisor a quarterly incentive fee of 30% of the trading profits, as defined in the Agreement.  However, the quarterly incentive fee is payable only on cumulative profits achieved from commodity trading (as defined in the Agreement), calculated separately for each partner’s interest. The incentive fee is accrued on a monthly basis and paid quarterly. Incentive fees are reflected in the Statements of Income (Loss).

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 5 - SERVICE FEES

As compensation for the continuing services of the selling agents to the Class A Limited Partners, Class A Interests pay the selling agents an ongoing monthly payment of 0.166% (2% annually) of the net asset value of interests sold by the agents that are outstanding at month-end. As compensation for the continuing services of the selling agents to the Limited Partners holding Institutional Interests, the selling agents may elect the Institutional Interests to pay the selling agents an ongoing monthly payment of 0.0417% (0.50% annually) of the net asset value of Institutional Interests sold by the agents that are outstanding at month-end. For the years ended December 31, 2019, 2018 and 2017, service fees for Class A Interests were $192,260, $350,441 and $433,670, respectively, and service fees for Institutional Interests were $0, $0, and $286.

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

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the fair value of derivative contracts as of December 31, 2019 and, 2018. The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position. The derivative contracts qualify for net presentation in the Statements of Financial Condition, however fair value is presented on a gross basis in the table below.

December 31, 2019
	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts

Currencies	$5,072	$(11,117)	$(6,045)
Energy	4,138	(832)	3,306
Interest Rates	2,209	(85,327)	(83,118)
Metals	162,087	–	162,087
Stock Indices	109,458	(3,908)	105,550
Treasury Rates	–	(36,048)	(36,048)

	$282,964	$(137,232)	$145,732

December 31, 2018

Type of Futures Contracts	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value

Futures Contracts

Currencies	$5,351	$(6,611)	$(1,260)
Energy	–	(60,238)	(60,238)
Interest Rates	30,959	(4,148)	26,811
Metals	15,310	–	15,310
Stock Indices	17,604	(87,631)	(70,027)
Treasury Rates	402	(8,746)	(8,344)

	$69,626	$(167,374)	$(97,748)

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the years ended December 31, 2019, 2018 and 2017.

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading derivatives contracts.

Year Ended December 31, 2019
Type of		Change in
Futures Contracts	Realized	Unrealized

Futures Contracts
Currencies	$(260,084)	$(4,785)
Energy	824	63,544
Interest Rates	(514,420)	(109,929)
Metals	199,641	146,777
Stock Indices	(708,022)	175,577
Treasury Rates	376,130	(27,704)

	$(905,931)	$243,480

For the year ended December 31, 2019, the number of futures contracts closed was 10,268. These closed contract amounts are representative of the Partnership’s volume of derivative activity during the year.

Year Ended December 31, 2018

Type of		Change in
Futures Contracts	Realized	Unrealized

Futures Contracts
Currencies	$896,943	$(84,491)
Energy	547,001	(16,054)
Interest Rates	435,223	59,453
Metals	543,490	(300,867)
Stock Indices	(4,027,222)	(95,538)
Treasury Rates	(161,429)	(76,502)

	$(1,765,994)	$(513,999)

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

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets
				Gross Amounts Not Offset in the Statements of Financial Condition
As of December 31, 2019

Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Futures Contracts*	271,712	(88,248)	183,464	–	–	183,464

Offsetting the Financial Liabilities and Derivative Liabilities
				Gross Amounts Not Offset in the Statements of Financial Condition
As of December 31, 2019

Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Futures Contracts*	(88,248)	88,248	–	–	–	–

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

(1) The Partnership posted additional collateral of $1,247,462 as of December 31, 2019 and $1,066,066 for December 31, 2018 with the Clearing Broker. The Partnership may post collateral due to a variety of factors that may include, without limitation, initial margin or other requirements that are based on notional amounts which may exceed the fair value of the derivative contract.

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

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the years ended December 31, 2019, 2018 and 2017. This information has been derived from information presented in the financial statements.

	Year ended December 31, 2019
					Institutional
	Class A		Class B		Interest

Total return for Limited Partners
Total return prior to incentive fees	(5.60%	)	(3.72%	)	(2.91%	)
Incentive fees	0.00%		(0.26%	)	0.00%

Total return after incentive fees	(5.60%	)	(3.98%	)	(2.91%	)

Ratio to average net asset value
Expenses prior to incentive fees	5.11%		3.28%		2.33%
Incentive fees	0.00%		0.27%		0.00%

Total expenses	5.11%		3.55%		2.33%

Net investment loss (1)	(3.11%	)	(1.29%	)	(0.33%	)

	Year ended December 31, 2018
					Institutional
	Class A		Class B		Interest

Total return for Limited Partners
Total return prior to incentive fees	(11.80%	)	(10.06%	)	(9.31%	)
Incentive fees	(0.01%	)	(0.01%	)	(0.01%	)

Total return after incentive fees	(11.81%	)	(10.07%	)	(9.32%	)

Ratio to average net asset value
Expenses prior to incentive fees	4.72%		2.80%		1.87%
Incentive fees	0.01%		0.01%		0.01%

Total expenses	4.73%		2.81%		1.88%

Net investment loss (1)	(3.08%	)	(1.15%	)	(0.30%	)

Total return and the ratios to average net asset value are calculated for each class of Limited Partners’ capital taken as a whole. An individual Limited Partner’s total return and ratios may vary from the above returns and ratios due to the timing of their contributions and withdrawals and differing fee structures.

Total return is calculated on a monthly compounded basis.

(1)	Excludes incentive fee

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 10 - FINANCIAL HIGHLIGHTS (CONTINUED)

	Year ended December 31, 2017
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

NOTE 11 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were available to be issued, and concluded that no events subsequent to December 31, 2019 have occurred that would require recognition or disclosure, except as noted below.

From January 1, 2020 through March 9, 2020, the Partnership had redemptions of $207,093.

