Form 10-K/A
period 2019-12-31
Altegris QIM Futures Fund, L.P.
filed 2020-04-01
CIK 1469317

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Not Applicable.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Altegris QIM Futures Fund, L.P. (the “Company”) is filing this Amendment No. 1 (the “Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on March 10, 2020 (the “Original 10-K”), solely for the purpose of correcting the address contained on the Report of Independent Registered Public Accounting Firm that appears on page F-3 hereto.

For convenience and ease of reference, the Company is filing the annual report in its entirety with applicable changes. Unless otherwise stated, all information contained in this Form 10-K Amendment is as of March 10, 2020, the filing date of the original Annual Report. Except as stated herein, this Form 10-K Amendment does not reflect events or transactions occurring after such filing date and does not contain any modifications or updates to the disclosure in the Annual Report that may have been affected by events or transactions occurring subsequent to such filing date. No information in the Annual Report other than as set forth above is amended hereby.

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

Exhibits

The following documents (unless otherwise indicated) are filed herewith and made part of this registration statement.

Exhibit Designation	Description

* 3.1	Certificate of Formation of APM – QIM Futures Fund L.P.

** 4.1	Second Amended and Restated Agreement of Limited Partnership of Altegris QIM Futures Fund, L.P.

* 10.1	Agreement with Quantitative Investment Management LLC

* 10.2	Selling Agency Agreement between APM – QIM Futures Fund L.P. and Altegris Investments Inc.

31.01	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Financial Executive Officer

32.01	Section 1350 Certification of Principal Executive Officer

32.02	Section 1350 Certification of Principal Financial Officer

***101.INS	XBRL Instance Document

***101.SCH	XBRL Schema Document

***101.CAL	XBRL Calculation Linkbase Document

***101.DEF	XBRL Definition Linkbase Document

***101.LAB	XBRL Label Linkbase Document

***101.PRE	XBRL Presentation Linkbase Document

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

*** Filed or furnished with the Company’s Original Form 10-K filed on March 10, 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2020	Altegris QIM FUTURES FUND, L.P. By: ALTEGRIS ADVISORS, L.L.C.

By: /s/ Matthew C. Osborne
Name: Matthew C. Osborne
Title: Chief Investment Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant and in the capacities and on the date indicated.

Title with
Signature	General Partner	Date

/s/ Martin Beaulieu	Executive Chairman, Manager	March 31, 2020
Martin Beaulieu	(Principal Executive Officer)

/s/ Matthew C. Osborne	Chief Investment Officer, Manager	March 31, 2020
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

