Form 10-Q
period 2020-03-31
Altegris QIM Futures Fund, L.P.
filed 2020-05-15
CIK 1469317

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________________

FORM 10-Q

_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

PART I – FINANCIAL INFORMATION

Item 1:   Financial Statements.

ALTEGRIS QIM FUTURES FUND, L.P.

STATEMENT OF FINANCIAL CONDITION

MARCH 31, 2020 (Unaudited) and DECEMBER 31, 2019 (Audited)

_______________

	2020	2019
ASSETS
Equity in commodity broker account:
Cash	$1,255,277	$846,509
Restricted cash	339,289	1,247,462
Restricted foreign currency (cost – ($29,591) and $0)	4,650	–
Net unrealized gain on open futures contracts	–	183,464
	1,599,216	2,277,435

Cash	462,039	411,223
Investment securities at fair value (cost - $8,290,961 and $9,044,907)	8,292,292	9,045,081
Interest receivable	–	145
Total assets	$10,353,547	$11,733,884

LIABILITIES
Equity in commodity broker account:
Foreign currency due to broker (proceeds-$0 and $31,771)	$–	$31,582
Net unrealized loss on open futures contracts	14,253	–
Settled variation margin	30,110	37,732
	44,363	69,314

Redemptions payable	305,301	588,811
Service fees payable	11,888	12,705
Management fee payable	11,406	11,427
Incentive fees payable	–	7,827
Brokerage commissions payable	10,265	6,494
Administrative fee payable	2,958	2,968
Other liabilities	104,529	135,810

Total liabilities	490,710	835,356

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	764	785
Limited Partners	9,862,073	10,897,743
Total partners' capital (Net Asset Value)	9,862,837	10,898,528
Total liabilities and partners' capital	$10,353,547	$11,733,884

See accompanying notes

ALTEGRIS QIM FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS

MARCH 31, 2020 (Unaudited)

_______________

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Fair Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$1,877,000	4/01/2020	Federal Home Loan Bank Disc Note, 0.00%*	$1,876,992	19.03%
4,000,000	4/20/2020	Federal Home Loan Bank Disc Note, 0.20%*	3,999,724	40.55%
Total U.S. Government Agency Bonds and Notes (cost - $5,876,267)			5,876,716	59.58%

Corporate Notes
250,000	4/17/2020	Apple Inc., 1.14%*	249,858	2.53%
325,000	4/17/2020	Chevron Corporation, 2.01%*	324,695	3.29%
250,000	4/22/2020	Exxon Mobil Corporation, 2.01%*	249,708	2.53%
314,000	4/06/2020	Intercontinental Exchange, Inc., 1.56%*	313,912	3.18%
314,000	4/08/2020	PACCAR Financial Corp., 1.91%*	313,879	3.18%
325,000	4/13/2020	Thunder Bay Funding, LLC, 1.76%*	324,714	3.30%
314,000	4/01/2020	Victory Receivables Corporation, 0.10%*	313,985	3.18%
325,000	4/15/2020	Walmart Inc., 1.56%*	324,825	3.30%
Total Corporate Notes (cost - $2,414,694)			2,415,576	24.49%

Total Investment Securities (cost - $8,290,961)			$8,292,292	84.07%

* The rate reported is the effective yield at time of purchase.

See accompanying notes

ALTEGRIS QIM FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS (continued)

MARCH 31, 2020 (Unaudited)

_______________

	Range of Expiration Dates	Number of Contracts	Fair Value*	% of Partners' Capital
Long Futures Contracts:
Energy	Apr-20	19	$(37,916)	(0.38)%
Interest Rates	Jun-20	1	(485)	(0.01)%
Metals	May-20	6	2,497	0.03%
Stock Indices	Apr 20 - Jun 20	16	3,040	0.03%
Total Long Futures Contracts		42	(32,864)	(0.33)%

Short Futures Contracts:
Currencies	Jun-20	5	(2,443)	(0.02)%
Interest Rates	Jun-20	21	(10,864)	(0.11)%
Metals	May 20 - Jun 20	4	9,594	0.10%
Stock Indices	Apr 20 - Jun 20	5	(1,955)	(0.02)%
Treasury Rates	Jun-20	18	(5,831)	(0.06)%
Total Short Futures Contracts		53	(11,499)	(0.11)%

Total Futures Contracts			$(44,363)	(0.44)%

*Futures include settled variation margin.

See accompanying notes

ALTEGRIS QIM FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS

DECEMBER 31, 2019 (Audited)

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

See accompanying notes

ALTEGRIS QIM FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS (continued)

DECEMBER 31, 2019 (Audited)

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

See accompanying notes

ALTEGRIS QIM FUTURES FUND, L.P.

STATEMENTS OF INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (Unaudited)

_______________

	2020	2019
TRADING LOSS
Gain (loss) on trading of futures
Net realized	$82,520	$(1,231,894)
Net change in unrealized	(190,095)	9,936
Brokerage Commissions	(42,007)	(70,333)

Net loss from trading futures	(149,582)	(1,292,291)

Gain (loss) on trading of securities
Net change in unrealized	1,157	(259)

Net gain (loss) from trading securities	1,157	(259)

Gain (loss) on trading of foreign currency
Net realized	(12,590)	971
Net change in unrealized	34,430	(2,079)

Net gain (loss) from trading foreign currency	21,840	(1,108)

Total trading loss	(126,585)	(1,293,658)

NET INVESTMENT LOSS
Income
Interest income	33,852	100,249

Expenses
Service fees	32,880	60,925
Management fee	34,612	57,601
Professional fees	31,132	52,844
Administrative fee	8,982	14,807
Out of pocket fees	–	6,600
Interest expense	1,712	1,908
Other expenses	9,621	1,519

Total expenses	118,939	196,204

Net investment loss	(85,087)	(95,955)

NET LOSS	$(211,672)	$(1,389,613)

See accompanying notes

ALTEGRIS QIM FUTURES FUND, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (Unaudited)

_______________

		Limited Partners
				Institutional	General
	Total	Class A	Class B	Interests	Partner

Balances at December 31, 2018	$20,350,023	$13,755,422	$5,765,565	$828,205	$831

Capital withdrawals	(2,728,764)	(1,908,253)	(820,511)	–	–

From operations:
Net investment gain (loss)	(95,955)	(85,537)	(10,505)	93	(6)
Net realized loss from investments (net of brokerage commissions)	(1,301,256)	(860,035)	(384,299)	(56,865)	(57)
Net change in unrealized gain (loss) from investments	7,598	(2,078)	7,897	1,777	2
Net loss	(1,389,613)	(947,650)	(386,907)	(54,995)	(61)

Balances at March 31, 2019	$16,231,646	$10,899,519	$4,558,147	$773,210	$770

Balances at December 31, 2019	$10,898,528	$6,494,634	$4,104,248	$298,861	$785

Capital withdrawals	(824,019)	(452,031)	(371,988)	–	–

From operations:
Net investment loss	(85,087)	(64,389)	(19,846)	(844)	(8)
Net realized gain (loss) from investments (net of brokerage commissions)	27,923	5,089	23,659	(823)	(2)
Net change in unrealized loss from investments	(154,508)	(85,747)	(64,571)	(4,179)	(11)
Net loss	(211,672)	(145,047)	(60,758)	(5,846)	(21)

Balances at March 31, 2020	$9,862,837	$5,897,556	$3,671,502	$293,015	$764

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

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Therefore, the Partnership follows the accounting and reporting guidelines for investment companies. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of March 31, 2020 and December 31, 2019, and reported amounts of income and expenses for the three months ended March 31, 2020 and 2019, respectively. Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that the differences could be material.

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

The fair value of U.S. government agency bonds and notes is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government agency bonds and notes are generally categorized in Level I or Level 2 of the fair value hierarchy. As of March 31, 2020 and December 31, 2019, none of the Partnership’s holdings in U.S. government agency bonds and notes were fair valued using valuation models.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of March 31, 2020 and December 31, 2019, none of the Partnership’s holdings in corporate notes were fair valued using valuation models.

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

There were no changes in the Partnership’s valuation methodology during period ended March 31, 2020 and the year ended December 31, 2019.

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of March 31, 2020 and December 31, 2019:

				Balance as of
March 31, 2020	Level 1	Level 2	Level 3	March 31, 2020

Assets

Futures contracts (1)	$16,367	$–	$–	$16,367
U.S. Government agency bonds and notes	–	5,876,716	–	5,876,716
Corporate notes	–	2,415,576	–	2,415,576

Total Assets	$16,367	$8,292,292	$–	$8,308,659

Liabilities
Futures contracts (1)	$(60,730)	$–	$–	$(60,730)

				Balance as of
December 31, 2019	Level 1	Level 2	Level 3	December 31, 2019

Assets

Futures contracts (1)	$282,964	$–	$–	$282,964
U.S. Government agency bonds and notes	–	7,084,900	–	7,084,900
Certificates of deposit	–	180,998	–	180,998
Corporate notes	–	1,779,183	–	1,779,183

Total Assets	$282,964	$9,045,081	$–	$9,328,045

Liabilities
Futures contracts (1)	$(137,232)	$–	$–	$(137,232)

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

For the period ended March 31, 2020 and the year ended December 31, 2019, there were no transfers between Level 1 and Level 2 assets and liabilities. For the period ended March 31, 2020 and the year ended December 31, 2019, there were no Level 3 securities.

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

J.P. Morgan Chase Bank, N.A. (the “Custodian”) is the Partnership’s custodian. SG Americas Securities, LLC (the “Clearing Broker”) is the Partnership’s commodity broker. A portion of the Partnership’s assets are held as initial margin or option premiums (in cash or Treasury securities) in the Partnership’s brokerage accounts at the Clearing Broker. The Clearing Broker may convert the Partnership’s cash in U.S. dollar to foreign currency to facilitate the Partnership’s commodity trading activities. At times, the Partnership may carry foreign cash on loan with the Clearing Broker. Any net foreign currency on loan will be recognized in Foreign Currency Due to Broker on the Statements of Financial Condition. The Partnership’s Clearing Broker holds margin balances in a single currency, in which all margin requirements can be satisfied in U.S. dollars. Foreign currency balances can also be used to satisfy margin requirements. As of March 31, 2020 and December 31, 2019, the Partnership’s restricted cash balance on the Statements of Financial Condition of $339,289 and $1,247,462, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in US Dollars. As of March 31, 2020 and December 31, 2019,

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

D.	Investment Transactions and Investment Income (continued)

the Partnership’s restricted foreign currency balance on the Statements of Financial Condition of $4,650 and $0, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in foreign currency. The Partnership’s assets not deposited at the Clearing Broker are deposited with either the Custodian or held in bank cash accounts at Northern Trust Company (and used to pay Partnership operating expenses). For the Partnership’s cash deposited at the Custodian, the Partnership receives cash management services from J.P. Morgan Investment Management Inc. (“JPMIM”).

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

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at March 31, 2020 and December 31, 2019 are reflected within the Condensed Schedules of Investments.

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

G.    Cash (Continued)

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

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital. Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2020 and December 31, 2019. However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Partnership is subject to income tax examinations by major taxing authorities for all tax years since 2016.

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2020 and for the year ended December 31, 2019.

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

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement. The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the three months ended March 31, 2020 and 2019.

NOTE 3 - RELATED PARTY TRANSACTIONS

A.    General Partner Management Fee

The General Partner receives a monthly management fee from the Partnership equal to 0.104% (1.25% annually) for Class A and Class B, and 0.0625% (0.75% annually) for Institutional Interests of the Partnership's net asset value apportioned to each Partner’s capital account at the beginning of the month, before deduction of any accrued incentive fees related to the current quarter (the “management fee net asset value”). The General Partner may declare any Limited Partner a “Special Limited Partner” and the management fees or incentive fees charged to any such partner may be different than those charged to other Limited Partners. For the three months ended March 31, 2020 and 2019, there were no Special Limited Partners.

Total management fees earned by the General Partner for the three months ended March 31, 2020 and 2019 are shown on the Statements of Income (Loss) as Management Fee.

B.    Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the three months ended March 31, 2020 and 2019, administrative fees for Class A Interests were $5,507 and $10,379, respectively, and administrative fees for Class B Interests were $3,475 and $4,428, respectively.

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

At March 31, 2020 and December 31, 2019, respectively, the Partnership had charges for brokerage-related services payable to Altegris Clearing Solutions of $9,695 and $3,727, respectively, and service fees payable to Altegris Investments of $2,249 and $2,532, respectively. The following tables show the fees paid to Altegris Investments and Altegris Clearing Solutions for the three months ended March 31, 2020 and 2019, respectively:

	Three months ended	Three months ended
	March 31, 2020	March 31, 2019
Altegris Clearing Solutions - Brokerage Commission fees	$20,292	$42,566
Altegris Investments- Service fees	7,224	9,480
Total	$27,516	$52,046

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

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 5 - SERVICE FEES

As compensation for the continuing services of the selling agents to the Class A Limited Partners, Class A Interests pay the selling agents an ongoing monthly payment of 0.166% (2% annually) of the net asset value of interests sold by the agents that are outstanding at month-end. As compensation for the continuing services of the selling agents to the Limited Partners holding Institutional Interests, the selling agents may elect the Institutional Interests to pay the selling agents an ongoing monthly payment of 0.0417% (0.50% annually) of the net asset value of Institutional Interests sold by the agents that are outstanding at month-end. For the three months ended March 31, 2020 and 2019, service fees for Class A Interests were $32,880 and $60,925, respectively. For the three months ended March 31, 2020 and 2019, there were no service fees for Institutional Interests.

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

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the fair value of derivative contracts as of March 31, 2020 and December 31, 2019. The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the derivative contracts qualify for net presentation in the Statements of Financial Condition.

March 31, 2020

	Assets	Liability
Type of	Derivatives	Derivatives	Net
Derivatives Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts
Currencies	$768	$(3,211)	$(2,443)
Energy	–	(37,916)	(37,916)
Interest rates	77	(11,426)	(11,349)
Metals	12,091	–	12,091
Stock Indices	3,431	(2,346)	1,085
Treasury Rates	–	(5,831)	(5,831)

	$16,367	$(60,730)	$(44,363)

December 31, 2019

	Assets	Liability
Type of	Derivatives	Derivatives	Net
Derivatives Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts
Currencies	$5,072	$(11,117)	$(6,045)
Energy	4,138	(832)	3,306
Interest rates	2,209	(85,327)	(83,118)
Metals	162,087	–	162,087
Stock Indices	109,458	(3,908)	105,550
Treasury Rates	–	(36,048)	(36,048)

	$282,964	$(137,232)	$145,732

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three months ended March 31, 2020 and 2019.

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading derivatives contracts.

Three Months Ended March 31, 2020

Type of		Change in
Derivatives Contracts	Realized	Unrealized

Futures Contracts
Currencies	$97,198	$3,601
Energy	199,166	(41,222)
Interest rates	104,288	71,769
Metals	398,823	(149,996)
Stock Indices	(538,080)	(104,465)
Treasury Rates	(178,875)	30,218

	$82,520	$(190,095)

For the three months ended March 31, 2020, the number of futures contracts closed was 2,700. These closed contract amounts are representative of the Partnership’s volume of derivative activity during the period.

Three Months Ended March 31, 2019

Type of		Change in
Derivatives Contracts	Realized	Unrealized

Futures Contracts
Currencies	$(192,112)	$45,675
Energy	10,454	45,841
Interest rates	214,268	(10,093)
Metals	280,386	4,452
Stock Indices	(1,825,248)	(82,882)
Treasury Rates	280,358	6,943

	$(1,231,894)	$9,936

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

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets				Gross Amounts Not Offset in the Statements of Financial Condition

As of March 31, 2020
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Futures Contracts*	15,599	(15,599)	–	–	–	–

Offsetting the Financial Liabilities and Derivative Liabilities				Gross Amounts Not Offset in the Statements of Financial Condition

As of March 31, 2020
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Futures Contracts*	(29,852)	15,599	(14,253)	–	14,253	–

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

(1) The Partnership posted additional collateral of $329,686 as of March 31, 2020 and $1,247,462 for December 31, 2019 with the Clearing Broker. The Partnership may post collateral due to a variety of factors that may include, without limitation, initial margin or other requirements that are based on notional amounts which may exceed the fair value of the derivative.

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

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three months ended March 31, 2020 and 2019. This information has been derived from information presented in the financial statements.

	Three Months ended March 31, 2020

			Institutional
	Class A	Class B	Interest

Total return for Limited Partners (3)
Total return prior to incentive fees	(2.65)%	(2.14)%	(1.96)%
Incentive fees	0.00%	0.00%	0.00%
Total return after incentive fees	(2.65)%	(2.14)%	(1.96)%

Ratio to average net asset value
Expenses prior to incentive fees (2)	5.12%	3.13%	2.25%
Incentive fees (3)	0.00%	0.00%	0.00%
Total expenses	5.12%	3.13%	2.25%

Net investment loss (1) (2)	(3.95)%	(1.94)%	(1.09)%

	Three Months ended March 31, 2019

			Institutional
	Class A	Class B	Interest

Total return for Limited Partners (3)
Total return prior to incentive fees	(7.30)%	(6.84)%	(6.64)%
Incentive fees	0.00%	0.00%	0.00%
Total return after incentive fees	(7.30)%	(6.84)%	(6.64)%

Ratio to average net asset value
Expenses prior to incentive fees (2)	4.84%	2.92%	2.12%
Incentive fees (3)	0.00%	0.00%	0.00%
Total expenses	4.84%	2.92%	2.12%

Net investment income (loss) (1) (2)	(2.71)%	(0.78)%	0.05%

Total return and the ratios to average net asset value are calculated for each class of Limited Partners’ capital taken as a whole. An individual Limited Partner’s total return and ratios may vary from the above returns and ratios due to the timing of their contributions and withdrawals and differing fee structures.

Total return is calculated on a monthly compounded basis.

(1)	Excluded incentive fee
(2)	Annualized.
(3)	Not annualized.

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 11 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were available to be issued, and concluded that no events subsequent to March 31, 2020 have occurred that would require recognition or disclosure, except as noted below.

From April 1, 2020 through May 15, 2020, the Partnership had redemptions of $216,399.

Subsequent to December 31, 2019, there has been a global outbreak of a coronavirus disease 2019 (COVID-19), which the World Health Organization has declared a “Public Health Emergency of International Concern”. The impact of COVID-19 may affect the Partnership’s investments, given that the Advisor’s operations and profitability could be impacted by the regional and global outbreak of COVID-19. The extent of the impact to the financial performance of the Partnership will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and actions taken to contain COVID-19 or its impact.

PART I – FINANCIAL INFORMATION (continued)

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed. Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading. A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities. Through March 31, 2020, the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Performance Summary

Three Months Ended March 31, 2020

During the first quarter of 2020, the Partnership incurred net realized and unrealized losses of $126,585 from its trading activities, net of brokerage commissions of $42,007. The Partnership accrued total expenses of $118,939, including $34,612 in management fees paid to the General Partner, $0 in incentive fees, and $64,012 in service and professional fees. The Partnership earned $33,852 in interest income during the first quarter of 2020. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the first quarter of 2020 is set forth below.

First Quarter 2020. The Partnership’s trading advisor, QIM believes that numerous small inefficiencies exist in financial markets that can be exploited through the prudent use of robust analysis and predictive technologies. The trading program currently employs several thousand quantitative trading models that utilize pattern recognition to predict short-term price movements in global futures markets. All models are tested across large data sets that expose them to a wide range of market, economic, and political environments, as well as a wide range of time frames and interactions. Only those models that prove to be the most robust, statistically significant, and conceptually diverse are used in actual trading. The resultant system of models offers what QIM believes to be reliable signals that guide market timing and trade allocation. First quarter performance of the Partnership as a result of QIM’s trading program is as follows: The Partnership was positive in January of 2020. The Partnership enjoyed positive contribution from all sectors. Leading the performance, the largest profits were driven by interest rate trading, which outperformed the other sectors. Gains from stock index trading and metals were the next most significant contributors to returns. Positions in currencies and energies were also positive to a lesser extent. The Partnership was negative in February of 2020. Interest rate trading was the largest underperforming sector. Stock index positions also detracted from returns, adding to overall losses. Energies were the most positive performing sector, offsetting some of the losses. Currencies and metals were slightly positive, but not enough to impact aggregate results. The Partnership was negative in March of 2020. Losses were driven by stock index trading which was the most underperforming sector. Interest rates were the next most underperforming sector, followed by currencies. Energies were slightly negative and results from positions in metals were near flat.

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

PART II – OTHER INFORMATION

Item 1: Legal Proceedings.

None.

Item 1A: Risk Factors.

There have been no material changes to the Partnership’s risk factors since the Partnership filed its annual report on Form 10-K, as amended, with the Securities and Exchange Commission on April 1, 2020.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) Not applicable.

(c) Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner. The Partnership may declare additional redemption dates upon notice to the Limited Partners. The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners. The following table summarizes the redemptions by Limited Partners during the first calendar quarter of 2020:

Month	Amount Redeemed
January 31, 2020	$207,093
February 29, 2020	$380,173
March 31, 2020	$236,753

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

Dated: May 15, 2020

ALTEGRIS QIM FUTURES FUND, L.P.

By:	ALTEGRIS ADVISORS, L.L.C.,
its general partner

/s/ Martin Beaulieu
Martin Beaulieu, Principal Executive Officer and Principal Financial Officer

