Form 10-Q
period 2020-06-30
Altegris QIM Futures Fund, L.P.
filed 2020-08-14
CIK 1469317

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________________

FORM 10-Q

_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

PART I – FINANCIAL INFORMATION

Item 1:   Financial Statements.

ALTEGRIS QIM FUTURES FUND, L.P.

STATEMENT OF FINANCIAL CONDITION

JUNE 30, 2020 (Unaudited) and DECEMBER 31, 2019 (Audited)

_______________

	2020	2019
ASSETS
Equity in commodity broker account:
Cash deposit with broker	$701,229	$846,509
Segregated cash	335,910	1,247,462
Net unrealized gain on open futures contracts	–	145,732
Total assets in commodity broker account	1,037,139	2,239,703

Cash	7,959,100	411,223
Investment securities at fair value (cost - $0 and $9,044,907)	–	9,045,081
Interest receivable	–	145
Total assets	$8,996,239	$11,696,152

LIABILITIES
Equity in commodity broker account:
Foreign currency due to broker (proceeds-$38,991 and $31,771)	$740	$31,582
Net unrealized loss on open futures contracts	17,927	–
Total liabilities in commodity broker account	18,667	31,582

Redemptions payable	18,966	588,811
Service fees payable	10,571	12,705
Management fee payable	9,559	11,427
Incentive fees payable	–	7,827
Brokerage commissions payable	10,511	6,494
Administrative fee payable	2,476	2,968
Other liabilities	88,868	135,810

Total liabilities	159,618	797,624

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	718	785
Limited Partners	8,835,903	10,897,743
Total partners' capital (Net Asset Value)	8,836,621	10,898,528
Total liabilities and partners' capital	$8,996,239	$11,696,152

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS

JUNE 30, 2020 (Unaudited)

_______________

	Range of Expiration Dates	Number of Contracts	Fair Value	% of Partners' Capital
Long Futures Contracts:
Currencies	Sep-20	8	$(2,475)	(0.03)%
Energy	Jul-20	2	1,725	0.02%
Stock Indices	Sep-20	4	8,930	0.11%
Treasury Rates	Sep-20	18	3,864	0.04%

Total Long Futures Contracts		32	12,044	0.14%

Short Futures Contracts:
Energy	Jul-20	4	(331)	0.00%
Interest Rates	Sep-20	13	(10,435)	(0.12)%
Metals	Aug 20 - Sep 20	14	(24,469)	(0.28)%
Stock Indices	Jul 20 - Sep 20	37	5,264	0.06%

Total Short Futures Contracts		68	(29,971)	(0.34)%

Total Futures Contracts			$(17,927)	(0.20)%

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

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.

STATEMENTS OF INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (Unaudited)

_______________

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
TRADING GAINS (LOSSES)
Gain (loss) on trading of derivatives contracts
Net realized	$(448,666)	$(487,655)	$(366,146)	$(1,719,549)
Net change in unrealized	26,436	322,715	(163,659)	332,651
Brokerage commissions	(35,790)	(57,956)	(77,797)	(128,289)

Net loss from trading derivatives contracts	(458,020)	(222,896)	(607,602)	(1,515,187)

Gain (loss) on trading of securities
Net change in unrealized	(1,331)	480	(174)	221

Net gain (loss) from trading securities	(1,331)	480	(174)	221

Gain (loss) on trading of foreign currency
Net realized	(1,756)	3,268	(14,346)	4,239
Net change in unrealized	3,632	306	38,062	(1,773)

Net gain from trading foreign currency	1,876	3,574	23,716	2,466

Total trading losses	(457,475)	(218,842)	(584,060)	(1,512,500)

NET INVESTMENT LOSS
Income
Interest income	4,962	80,859	38,814	181,108
	4,962	80,859	38,814	181,108
Expenses
Service fees	27,729	51,366	60,609	112,291
Management fee	29,462	47,531	64,074	105,132
Professional fees	31,746	47,063	62,878	99,907
Administrative fee	7,634	12,245	16,616	27,052
Out of pocket fees	–	6,600	–	13,200
Interest expense	1,212	773	2,924	2,681
Incentive fees	–	4,793	–	4,793
Other expenses	6,506	1,996	16,127	3,515

Total expenses	104,289	172,367	223,228	368,571

Net investment loss	(99,327)	(91,508)	(184,414)	(187,463)

NET LOSS	$(556,802)	$(310,350)	$(768,474)	$(1,699,963)

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (Unaudited)

_______________

		Limited Partners

				Institutional	General
	Total	Class A	Class B	Interests	Partner

Balances at December 31, 2018	$20,350,023	$13,755,422	$5,765,565	$828,205	$831

Capital additions	500,000	–	500,000	–	–

Capital withdrawals	(4,860,004)	(3,243,806)	(1,401,249)	(214,949)	–

From operations:
Net investment loss	(187,463)	(161,440)	(25,925)	(87)	(11)
Net realized loss from investments (net of brokerage commissions)	(1,843,599)	(1,227,615)	(536,003)	(79,898)	(83)
Net change in unrealized gain from investments	331,099	211,061	108,429	11,591	18
Net loss	(1,699,963)	(1,177,994)	(453,499)	(68,394)	(76)

Balances at June 30, 2019	$14,290,056	$9,333,622	$4,410,817	$544,862	$755

Balances at December 31, 2019	$10,898,528	$6,494,634	$4,104,248	$298,861	$785

Capital withdrawals	(1,293,433)	(733,814)	(559,619)	–	–

From operations:
Net investment loss	(184,414)	(135,501)	(46,452)	(2,444)	(17)
Net realized loss from investments (net of brokerage commissions)	(458,289)	(282,781)	(159,319)	(16,147)	(42)
Net change in unrealized loss from investments	(125,771)	(70,687)	(52,068)	(3,008)	(8)
Net loss	(768,474)	(488,969)	(257,839)	(21,599)	(67)

Balances at June 30, 2020	$8,836,621	$5,271,851	$3,286,790	$277,262	$718

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

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Therefore, the Partnership follows the accounting and reporting guidelines for investment companies. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of June 30, 2020 and December 31, 2019, and reported amounts of income and expenses for the three and six months ended June 30, 2020 and 2019, respectively. Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that the differences could be material.

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

The fair value of U.S. government agency bonds and notes is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government agency bonds and notes are generally categorized in Level I or Level 2 of the fair value hierarchy. As of June 30, 2020 and December 31, 2019, none of the Partnership’s holdings in U.S. government agency bonds and notes were fair valued using valuation models.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of June 30, 2020 and December 31, 2019, none of the Partnership’s holdings in corporate notes were fair valued using valuation models.

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

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C. Fair Value (continued)

There were no changes in the Partnership’s valuation methodology during period ended June 30, 2020 and the year ended December 31, 2019.

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of June 30, 2020 and December 31, 2019:

				Balance as of
June 30, 2020	Level 1	Level 2	Level 3	June 30, 2020

Assets
Futures contracts (1)	$23,501	$–	$–	$23,501

Liabilities
Futures contracts (1)	$(41,428)	$–	$–	$(41,428)

				Balance as of
December 31, 2019	Level 1	Level 2	Level 3	December 31, 2019

Assets

Futures contracts (1)	$282,964	$–	$–	$282,964
U.S. Government agency bonds and notes	–	7,084,900	–	7,084,900
Certificates of deposit	–	180,998	–	180,998
Corporate notes	–	1,779,183	–	1,779,183

Total Assets	$282,964	$9,045,081	$–	$9,328,045

Liabilities
Futures contracts (1)	$(137,232)	$–	$–	$(137,232)

(1) See Note 7. “Financial Derivative Instruments” for the fair value in each type of contracts within this category.

For the period ended June 30, 2020 and the year ended December 31, 2019, there were no Level 3 securities.

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

J.P. Morgan Chase Bank, N.A. (the “Custodian”) is the Partnership’s custodian. SG Americas Securities, LLC (the “Clearing Broker”) is the Partnership’s commodity broker. A portion of the Partnership’s assets are held as initial margin or option premiums (in cash or Treasury securities) in the Partnership’s brokerage accounts at the Clearing Broker. The Clearing Broker may convert the Partnership’s cash in U.S. dollar to foreign currency to facilitate the Partnership’s commodity trading activities. At times, the Partnership may carry foreign cash on loan with the Clearing Broker. Any net foreign currency on loan will be recognized in Foreign Currency Due from Broker/Due to Broker on the Statements of Financial Condition. The Partnership’s Clearing Broker holds margin balances in a single currency, in which all margin requirements can be satisfied in U.S. dollars. Foreign currency balances can also be used to satisfy margin requirements. As of June 30, 2020 and December 31, 2019, the Partnership’s Segregated cash balance on the Statements of Financial Condition of $335,910 and $1,247,462, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in US Dollars. As of June 30, 2020 and December 31, 2019, the Partnership’s Segregated foreign currency due to broker balance on the Statements of Financial Condition of $740 and $31,582, respectively, represents the collateral owed by the Partnership to satisfy the Clearing Broker’s margin requirements in foreign currency. The Partnership’s assets not deposited at the Clearing Broker are deposited with either the Custodian or held in bank cash accounts at Northern Trust Company (and used to pay Partnership operating expenses). For the Partnership’s cash deposited at the Custodian, the Partnership receives cash management services from J.P. Morgan Investment Management Inc. (“JPMIM”).

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.	Futures Contracts

The Partnership engages in futures contracts as part of its investment strategy. Upon entering into a futures contract, the Partnership is required to deposit with the broker an amount of cash or cash equivalents equal to a certain percentage of the contract amount. This is known as the “initial margin.” Subsequent payments (“variation margin”) are made or received by the Partnership each day, depending on the daily fluctuations in the value of the contract, and are included in unrealized gain (loss) on futures contracts. Due from/Due to broker amounts on the Statements of Financial Condition represent receivables / payables related to the Partnership’s required cash margin. The Partnership recognizes a realized gain or loss when the contract is closed.

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at June 30, 2020 and December 31, 2019 are reflected within the Condensed Schedules of Investments.

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

Both Segregated cash and Segregated foreign currency are held as margin collateral deposits for futures transactions.

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

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital. Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2020 and December 31, 2019. However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Partnership is subject to income tax examinations by major taxing authorities for all tax years since 2016.

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized for the three and six months ended June 30, 2020 and 2019.

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

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement. The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the six months ended June 30, 2020 and 2019.

NOTE 3 - RELATED PARTY TRANSACTIONS

A. General Partner Management Fee

The General Partner receives a monthly management fee from the Partnership equal to 0.104% (1.25% annually) for Class A and Class B, and 0.0625% (0.75% annually) for Institutional Interests of the Partnership's net asset value apportioned to each Partner’s capital account at the beginning of the month, before deduction of any accrued incentive fees related to the current quarter (the “management fee net asset value”). The General Partner may declare any Limited Partner a “Special Limited Partner” and the management fees or incentive fees charged to any such partner may be different than those charged to other Limited Partners. For the three and six months ended June 30, 2020 and 2019, there were no Special Limited Partners.

Total management fees earned by the General Partner for the three and six months ended June 30, 2020 and 2019 are shown on the Statements of Income (Loss) as Management Fee.

B. Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the three and six months ended June 30, 2020, administrative fees for Class A Interests were $4,729 and $10,236, respectively, and administrative fees for Class B Interests were $2,905 and $6,380, respectively. For the three and six months ended June 30, 2019, administrative fees for Class A Interests were $8,546 and $18,926, respectively, and administrative fees for Class B Interests were $3,699 and $8,126, respectively.

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

At June 30, 2020 and December 31, 2019, respectively, the Partnership had charges for brokerage-related services payable to Altegris Clearing Solutions of $9,911 and $3,727, respectively, and service fees payable to Altegris Investments of $1,773 and $2,532, respectively. The following tables show the fees paid to Altegris Investments and Altegris Clearing Solutions for the three and six months ended June 30, 2020 and 2019, respectively:

	Three months ended	Six months ended	Three months ended	Six months ended
	June 30, 2020	June 30, 2020	June 30, 2019	June 30, 2019

Altegris Clearing Solutions - Brokerage Commission fees	$ 20,225	$ 40,517	$ 44,487	$ 87,053
Altegris Investments- Service fees	6,201	13,425	8,539	18,019
Total	$ 26,426	$ 53,942	$ 53,026	$ 105,072

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

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 5 - SERVICE FEES

As compensation for the continuing services of the selling agents to the Class A Limited Partners, Class A Interests pay the selling agents an ongoing monthly payment of 0.166% (2% annually) of the net asset value of interests sold by the agents that are outstanding at month-end. As compensation for the continuing services of the selling agents to the Limited Partners holding Institutional Interests, the selling agents may elect the Institutional Interests to pay the selling agents an ongoing monthly payment of 0.0417% (0.50% annually) of the net asset value of Institutional Interests sold by the agents that are outstanding at month-end. For the three and six months ended June 30, 2020, service fees for Class A Interests were $27,729 and $60,609, respectively. For the three and six months ended June 30, 2019, service fees for Class A Interests were $51,366 and $112,291, respectively. There were no service fees for Institutional Interests for the three and six months ended June 30, 2020 and 2019.

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

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the fair value of derivative contracts as of June 30, 2020 and December 31, 2019. The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the derivative contracts qualify for net presentation in the Statements of Financial Condition.

	June 30, 2020

	Assets	Liability
Type of	Derivatives	Derivatives	Net
Derivatives Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts
Currencies	$433	$(2,908)	$(2,475)
Energy	2,694	(1,300)	1,394
Interest rates	327	(10,762)	(10,435)
Metals	–	(24,469)	(24,469)
Stock Indices	16,183	(1,989)	14,194
Treasury Rates	3,864	–	3,864

Total Futures Contracts	$23,501	$(41,428)	$(17,927)

	December 31, 2019

	Assets	Liability
Type of	Derivatives	Derivatives	Net
Derivatives Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts
Currencies	$5,072	$(11,117)	$(6,045)
Energy	4,138	(832)	3,306
Interest rates	2,209	(85,327)	(83,118)
Metals	162,087	–	162,087
Stock Indices	109,458	(3,908)	105,550
Treasury Rates	–	(36,048)	(36,048)

Total Futures Contracts	$282,964	$(137,232)	$145,732

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three and six months ended June 30, 2020 and 2019.

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading derivatives contracts.

Three Months Ended June 30, 2020

Type of		Change in
Derivatives Contracts	Realized	Unrealized

Futures Contracts
Currencies	$(53,034)	$(32)
Energy	(73,558)	39,310
Interest rates	(8,555)	914
Metals	(95,642)	(36,560)
Stock Indices	(267,846)	13,109
Treasury Rates	49,969	9,695

Total Futures Contracts	$(448,666)	$26,436

For the three months ended June 30, 2020, the average notional value of the futures contracts was $18,932,908. The average notional value of futures contracts are representative of the Partnership’s volume of derivative activity for futures contracts during the period under review.

Six Months Ended June 30, 2020

Type of		Change in
Derivatives Contracts	Realized	Unrealized

Futures Contracts
Currencies	$44,164	$3,570
Energy	125,608	(1,912)
Interest rates	95,733	72,683
Metals	303,181	(186,556)
Stock Indices	(805,926)	(91,356)
Treasury Rates	(128,906)	39,912

Total Futures Contracts	$(366,146)	$(163,659)

For the six months ended June 30, 2020, the average notional value of the futures contracts was $28,034,698. The average notional value of futures contracts are representative of the Partnership’s volume of derivative activity for futures contracts during the period under review.

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Three Months Ended June 30, 2019

Type of		Change in
Derivatives Contracts	Realized	Unrealized

Futures Contracts
Currencies	$6,629	$(44,830)
Energy	(38,368)	10,877
Interest rates	(16,728)	(26,976)
Metals	73,470	202,224
Stock Indices	(426,134)	204,379
Treasury Rates	(86,524)	(22,959)

Total Futures Contracts	$(487,655)	$322,715

For the three months ended June 30, 2019, the average notional value of the futures contracts was $20,541,502. The average notional value of futures contracts are representative of the Partnership’s volume of derivative activity for futures contracts during the period under review.

Six Months Ended June 30, 2019

Type of		Change in
Derivatives Contracts	Realized	Unrealized

Futures Contracts
Currencies	$(185,483)	$845
Energy	(27,914)	56,718
Interest rates	197,540	(37,069)
Metals	353,856	206,676
Stock Indices	(2,251,382)	121,497
Treasury Rates	193,834	(16,016)

Total Futures Contracts	$(1,719,549)	$332,651

For the six months ended June 30, 2019, the average notional value of the futures contracts was $26,568,539. The average notional value of futures contracts are representative of the Partnership’s volume of derivative activity for futures contracts during the period under review.

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

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three and six months ended June 30, 2020 and 2019. This information has been derived from information presented in the financial statements.

	Three Months ended June 30, 2020
			Institutional
	Class A	Class B	Interest

Total return for Limited Partners (3)
Total return prior to incentive fees	(6.04%)	(5.57%)	(5.37%)
Incentive fees	0.00%	(0.00%)	0.00%
Total return after incentive fees	(6.04%)	(5.57%)	(5.37%)

Ratio to average net asset value
Expenses prior to incentive fees (2)	5.27%	3.29%	2.43%
Incentive fees (3)	0.00%	0.00%	0.00%

Total expenses	5.27%	3.29%	2.43%

Net investment loss (1) (2)	(5.06%)	(3.07%)	(2.23%)

	Six Months ended June 30, 2020
			Institutional
	Class A	Class B	Interest

Total return for Limited Partners (3)
Total return prior to incentive fees	(8.52%)	(7.63%)	(7.22%)
Incentive fees	0.00%	0.00%	0.00%
Total return after incentive fees	(8.52%)	(7.63%)	(7.22%)

Ratio to average net asset value
Expenses prior to incentive fees (2)	5.19%	3.20%	2.33%
Incentive fees (3)	0.00%	0.00%	0.00%

Total expenses	5.19%	3.20%	2.33%

Net investment loss (1) (2)	(4.46%)	(2.46%)	(1.63%)

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 10 - FINANCIAL HIGHLIGHTS (CONTINUED)

	Three Months ended June 30, 2019
			Institutional
	Class A	Class B	Interest

Total return for Limited Partners (3)
Total return prior to incentive fees	(2.03%)	(1.54%)	(1.33%)
Incentive fees	0.00%	(0.10%)	0.00%
Total return after incentive fees	(2.03%)	(1.64%)	(1.33%)

Ratio to average net asset value
Expenses prior to incentive fees (2)	4.99%	3.04%	2.08%
Incentive fees (3)	0.00%	0.10%	0.00%

Total expenses	4.99%	3.14%	2.08%

Net investment loss (1) (2)	(2.91%)	(0.95%)	(0.11%)

	Six Months ended June 30, 2019
			Institutional
	Class A	Class B	Interest

Total return for Limited Partners (3)
Total return prior to incentive fees	(9.18%)	(8.27%)	(7.89%)
Incentive fees	0.00%	(0.10%)	0.00%
Total return after incentive fees	(9.18%)	(8.37%)	(7.89%)

Ratio to average net asset value
Expenses prior to incentive fees (2)	4.87%	2.94%	2.12%
Incentive fees (3)	0.00%	0.10%	0.00%

Total expenses	4.87%	3.04%	2.12%

Net investment loss (1) (2)	(2.78%)	(0.85%)	(0.02%)

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

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 11 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were issued, and concluded that no events subsequent to June 30, 2020 have occurred that would require recognition or disclosure, except as noted below.

From July 1, 2020 through August 10, 2020, the Partnership had redemptions of $492,328.

PART I – FINANCIAL INFORMATION (continued)

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed. Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading. A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities. Through June 30, 2020, the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Performance Summary

Three Months Ended June 30, 2020

During the second quarter of 2020, the Partnership incurred net realized and unrealized losses of $457,475from its trading activities, net of brokerage commissions of $35,790. The Partnership accrued total expenses of $104,289, including $29,462in management fees paid to the General Partner, $0 in incentive fees, and $59,475 in service and professional fees. The Partnership earned $4,962 in interest income during the second quarter of 2020. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the second quarter of 2020 is set forth below.

Second Quarter 2020. The Partnership’s trading advisor, QIM believes that numerous small inefficiencies exist in financial markets that can be exploited through the prudent use of robust analysis and predictive technologies. The trading program currently employs several thousand quantitative trading models that utilize pattern recognition to predict short-term price movements in global futures markets. All models are tested across large data sets that expose them to a wide range of market, economic, and political environments, as well as a wide range of time frames and interactions. Only those models that prove to be the most robust, statistically significant, and conceptually diverse are used in actual trading. The resultant system of models offers what QIM believes to be reliable signals that guide market timing and trade allocation. Second quarter performance of the Partnership as a result of QIM’s trading program is as follows: The Partnership was negative in April of 2020. Stock index trading was the most underperforming sector, followed by energies. Positions from both interest rates and metals were also negative, adding to losses. Currencies were slightly positive and the only sector with gains. The Partnership was positive in May of 2020. The largest profits were driven by interest rate trading, which outperformed the other sectors. Gains from energies trading contributed to overall performance. Offsetting some of these gains were negative results from metals which were the most underperforming sector, followed by currencies. The Partnership was negative in June of 2020. Each sector contributed to overall losses. Leading the negative returns was stock index trading which was the largest underperforming sector. Currency positions were the next largest detractor from performance, followed by metals. Interest rates and energies were also negative to a lesser extent, adding to aggregate losses.

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

Six Months Ended June 30, 2020

During the six months ended June 30, 2020, the Partnership incurred net realized and unrealized losses of $584,060 from its trading activities, net of brokerage commissions of $77,797. The Partnership accrued total expenses of $223,228, including $64,074 in management fees paid to the General Partner, $0 in incentive fees, and $123,487 in service and professional fees. The Partnership earned $38,814 in interest income during the six months ended June 30, 2020. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the six months ended June 30, 2020 is set forth below.

Second Quarter 2020. The Partnership’s trading advisor, QIM believes that numerous small inefficiencies exist in financial markets that can be exploited through the prudent use of robust analysis and predictive technologies. The trading program currently employs several thousand quantitative trading models that utilize pattern recognition to predict short-term price movements in global futures markets. All models are tested across large data sets that expose them to a wide range of market, economic, and political environments, as well as a wide range of time frames and interactions. Only those models that prove to be the most robust, statistically significant, and conceptually diverse are used in actual trading. The resultant system of models offers what QIM believes to be reliable signals that guide market timing and trade allocation. Second quarter performance of the Partnership as a result of QIM’s trading program is as follows: The Partnership was negative in April of 2020. Stock index trading was the most underperforming sector, followed by energies. Positions from both interest rates and metals were also negative, adding to losses. Currencies were slightly positive and the only sector with gains. The Partnership was positive in May of 2020. The largest profits were driven by interest rate trading, which outperformed the other sectors. Gains from energies trading contributed to overall performance. Offsetting some of these gains were negative results from metals which were the most underperforming sector, followed by currencies. The Partnership was negative in June of 2020. Each sector contributed to overall losses. Leading the negative returns was stock index trading which was the largest underperforming sector. Currency positions were the next largest detractor from performance, followed by metals. Interest rates and energies were also negative to a lesser extent, adding to aggregate losses.

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

None.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) Not applicable.

(c) Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner. The Partnership may declare additional redemption dates upon notice to the Limited Partners. The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners. The following table summarizes the redemptions by Limited Partners during the second calendar quarter of 2020:

Month	Amount Redeemed
April 30, 2020	$216,399
May 31, 2020	$234,049
June 30, 2020	$18,966

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

Exhibit Number	Description of Document
4.1	Second Amended and Restated Agreement of Limited Partnership of Altegris QIM Futures Fund, L.P.

The following exhibits are included herewith.

Exhibit Number	Description of Document
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2020

ALTEGRIS QIM FUTURES FUND, L.P.

By:	ALTEGRIS ADVISORS, L.L.C.,
its general partner

/s/ Martin Beaulieu
Martin Beaulieu, Principal Executive Officer and Principal Financial Officer

