Form 10-Q
period 2020-09-30
Altegris QIM Futures Fund, L.P.
filed 2020-11-16
CIK 1469317

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________________

FORM 10-Q

_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

PART I – FINANCIAL INFORMATION

ALTEGRIS QIM FUTURES FUND, L.P.

STATEMENTS OF FINANCIAL CONDITION

SEPTEMBER 30, 2020 (Unaudited) and DECEMBER 31, 2019 (Audited)

_______________

	2020	2019
ASSETS
Equity in commodity broker account:
Cash deposit with broker	$533,849	$846,509
Segregated cash	266,179	1,247,462
Segregated foreign currency (cost - $12,115 and $0)	12,110	–
Net unrealized gain on open futures contracts	13,865	145,732
Total assets in commodity broker account	826,003	2,239,703

Cash	7,022,525	411,223
Investment securities at fair value (cost - $0 and $9,044,907)	–	9,045,081
Interest receivable	–	145
Total assets	$7,848,528	$11,696,152

LIABILITIES
Equity in commodity broker account:
Segregated Foreign currency due to broker (proceeds-$0 and $31,771)	$–	$31,582
Total liabilities in commodity broker account	–	31,582

Redemptions payable	595,550	588,811
Service fees payable	7,092	12,705
Management fee payable	7,852	11,427
Incentive fees payable	–	7,827
Brokerage commissions payable	7,533	6,494
Administrative fee payable	2,029	2,968
Other liabilities	105,019	135,810

Total liabilities	725,075	797,624

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	691	785
Limited Partners	7,122,762	10,897,743
Total partners' capital (Net Asset Value)	7,123,453	10,898,528
Total liabilities and partners' capital	$7,848,528	$11,696,152

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS

SEPTEMBER 30, 2020 (Unaudited)

_______________

	Range of Expiration Dates	Number of Contracts	Fair Value	% of Partners' Capital
Long Futures Contracts:
Currencies	Dec-20	21	$(4,662)	(0.06)%
Energy	Oct-20	2	(550)	(0.01)%
Interest Rates	Dec-20	16	(1,301)	(0.02)%
Metals	Dec-20	2	3,360	0.05%
Stock Indices	Oct 20 - Dec 20	20	19,489	0.27%
Treasury Rates	Dec-20	8	(1,163)	(0.02)%

Total Long Futures Contracts		69	15,173	0.21%

Short Futures Contracts:
Currencies	Dec-20	9	(287)	0.00%
Metals	Dec-20	1	(654)	(0.01)%
Stock Indices	Oct-20	19	(367)	(0.01)%

Total Short Futures Contracts		29	(1,308)	(0.02)%

Total Futures Contracts			$13,865	0.19%

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

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS (continued)

DECEMBER 31, 2019 (Audited)

_______________

	Range of Expiration Dates	Number of Contracts	Fair Value	% of Partners' Capital
Long Futures Contracts:
Currencies	Mar-20	2	6	0.01%
Energy	Jan-20	10	2,988	0.03%
Interest Rates	Mar-20	72	(83,118)	(0.77)%
Metals	Feb 20 - Mar 20	62	162,087	1.49%
Stock Indices	Jan 20 - Mar 20	164	74,461	0.68%
Treasury Rates	Mar-20	75	(36,048)	(0.33)%

Total Long Futures Contracts		385	120,376	1.11%

Short Futures Contracts:
Currencies	Mar-20	22	(6,051)	(0.06)%
Energy	Jan-20	1	318	0.01%
Stock Indices	Jan 20 - Mar 20	53	31,089	0.29%

Total Short Futures Contracts		76	25,356	0.24%

Total Futures Contracts			$145,732	1.35%

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.

STATEMENTS OF INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (Unaudited)

_______________

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
TRADING GAINS (LOSSES)
Gain (loss) on trading of derivatives contracts
Net realized	$(217,354)	$(52,569)	$(583,500)	$(1,772,118)
Net change in unrealized	31,792	(150,911)	(131,867)	181,740
Brokerage commissions	(30,729)	(53,488)	(108,526)	(181,777)

Net loss from trading derivatives contracts	(216,291)	(256,968)	(823,893)	(1,772,155)

Gain (loss) on trading of securities
Net realized	–	29	–	29
Net change in unrealized	–	145	(174)	366

Net gain (loss) from trading securities	–	174	(174)	395

Gain (loss) on trading of foreign currency
Net realized	37,684	(3,181)	23,338	1,058
Net change in unrealized	(38,256)	(8)	(194)	(1,781)

Net gain (loss) from trading foreign currency	(572)	(3,189)	23,144	(723)

Total trading losses	(216,863)	(259,983)	(800,923)	(1,772,483)

NET INVESTMENT LOSS
Income
Interest income	–	74,324	38,814	255,432
	–	74,324	38,814	255,432
Expenses
Service fees	21,119	44,564	81,728	156,855
Management fee	25,269	43,882	89,343	149,014
Professional fees	31,862	38,002	94,740	137,909
Administrative fee	6,537	11,311	23,153	38,363
Out of pocket fees	–	4,400	–	17,600
Interest expense	895	2,325	3,819	5,006
Incentive fees	–	–	–	4,793
Other expenses	10,346	21,550	26,473	25,065

Total expenses	96,028	166,034	319,256	534,605

Net investment loss	(96,028)	(91,710)	(280,442)	(279,173)

NET LOSS	$(312,891)	$(351,693)	$(1,081,365)	$(2,051,656)

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (Unaudited)

_______________

		Limited Partners

				Institutional	General
	Total	Class A	Class B	Interests	Partner

Balances at December 31, 2018	$20,350,023	$13,755,422	$5,765,565	$828,205	$831

Capital additions	500,000	–	500,000	–	–

Capital withdrawals	(6,792,974)	(4,845,417)	(1,476,747)	(470,810)	–

From operations:
Net investment loss	(279,173)	(237,262)	(41,073)	(821)	(17)
Net realized loss from investments (net of brokerage commissions)	(1,952,808)	(1,291,474)	(576,153)	(85,091)	(90)
Net change in unrealized gain from investments	180,325	109,931	64,262	6,122	10
Net loss	(2,051,656)	(1,418,805)	(552,964)	(79,790)	(97)

Balances at September 30, 2019	$12,005,393	$7,491,200	$4,235,854	$277,605	$734

Balances at December 31, 2019	$10,898,528	$6,494,634	$4,104,248	$298,861	$785

Capital withdrawals	(2,693,710)	(2,037,782)	(655,928)	–	–

From operations:
Net investment loss	(280,442)	(200,019)	(76,014)	(4,383)	(26)
Net realized loss from investments (net of brokerage commissions)	(668,688)	(410,036)	(236,025)	(22,568)	(59)
Net change in unrealized loss from investments	(132,235)	(74,217)	(54,749)	(3,260)	(9)
Net loss	(1,081,365)	(684,272)	(366,788)	(30,211)	(94)

Balances at September 30, 2020	$7,123,453	$3,772,580	$3,081,532	$268,650	$691

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

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Therefore, the Partnership follows the accounting and reporting guidelines for investment companies. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of September 30, 2020 and December 31, 2019, and reported amounts of income and expenses for the three and nine months ended September 30, 2020 and 2019, respectively. Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that the differences could be material.

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

The fair value of U.S. government agency bonds and notes is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government agency bonds and notes are generally categorized in Level I or Level 2 of the fair value hierarchy. As of September 30, 2020 and December 31, 2019, none of the Partnership’s holdings in U.S. government agency bonds and notes were fair valued using valuation models.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of September 30, 2020 and December 31, 2019, none of the Partnership’s holdings in corporate notes were fair valued using valuation models.

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

There were no changes in the Partnership’s valuation methodology during period ended September 30, 2020 and the year ended December 31, 2019.

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of September 30, 2020 and December 31, 2019:

				Balance as of
September 30, 2020	Level 1	Level 2	Level 3	September 30, 2020

Assets
Futures contracts (1)	$28,453	$–	$–	$28,453

Liabilities
Futures contracts (1)	$(14,588)	$–	$–	$(14,588)

				Balance as of
December 31, 2019	Level 1	Level 2	Level 3	December 31, 2019

Assets

Futures contracts (1)	$282,964	$–	$–	$282,964
U.S. Government agency bonds and notes	–	7,084,900	–	7,084,900
Certificates of deposit	–	180,998	–	180,998
Corporate notes	–	1,779,183	–	1,779,183

Total Assets	$282,964	$9,045,081	$–	$9,328,045

Liabilities
Futures contracts (1)	$(137,232)	$–	$–	$(137,232)

(1) See Note 7. “Financial Derivative Instruments” for the fair value in each type of contracts within this category.

For the period ended September 30, 2020 and the year ended December 31, 2019, there were no Level 3 securities.

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

J.P. Morgan Chase Bank, N.A. (the “Custodian”) is the Partnership’s custodian. SG Americas Securities, LLC (the “Clearing Broker”) is the Partnership’s commodity broker. A portion of the Partnership’s assets are held as initial margin or option premiums (in cash or Treasury securities) in the Partnership’s brokerage accounts at the Clearing Broker. The Clearing Broker may convert the Partnership’s cash in U.S. dollar to foreign currency to facilitate the Partnership’s commodity trading activities. At times, the Partnership may carry foreign cash on loan with the Clearing Broker. Any net foreign currency on loan will be recognized in Foreign Currency Due from Broker/Due to Broker on the Statements of Financial Condition. The Partnership’s Clearing Broker holds margin balances in a single currency, in which all margin requirements can be satisfied in U.S. dollars. Foreign currency balances can also be used to satisfy margin requirements. As of September 30, 2020 and December 31, 2019, the Partnership’s Segregated cash balance on the Statements of Financial Condition of $266,179 and $1,247,462, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in US Dollars. As of September 30, 2020 and December 31, 2019, the Partnership’s Segregated foreign currency due from/to broker balance on the Statements of Financial Condition of $12,110 and $(31,582), respectively, represents the collateral owed by the Partnership to satisfy the Clearing Broker’s margin requirements in foreign currency. The Partnership’s assets not deposited at the Clearing Broker are deposited with either the Custodian or held in bank cash accounts at Northern Trust Company (and used to pay Partnership operating expenses). For the Partnership’s cash deposited at the Custodian, the Partnership receives cash management services from J.P. Morgan Investment Management Inc. (“JPMIM”).

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

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at September 30, 2020 and December 31, 2019 are reflected within the Condensed Schedules of Investments.

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

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital. Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2020 and December 31, 2019. However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Partnership is subject to income tax examinations by major taxing authorities for all tax years since 2016.

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized for the three and nine months ended September 30, 2020 and 2019.

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

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement. The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the nine months ended September 30, 2020 and 2019.

NOTE 3 - RELATED PARTY TRANSACTIONS

A. General Partner Management Fee

The General Partner receives a monthly management fee from the Partnership equal to 0.104% (1.25% annually) for Class A and Class B, and 0.0625% (0.75% annually) for Institutional Interests of the Partnership's net asset value apportioned to each Partner’s capital account at the beginning of the month, before deduction of any accrued incentive fees related to the current quarter (the “management fee net asset value”). The General Partner may declare any Limited Partner a “Special Limited Partner” and the management fees or incentive fees charged to any such partner may be different than those charged to other Limited Partners. For the three and nine months ended September 30, 2020 and 2019, there were no Special Limited Partners.

Total management fees earned by the General Partner for the three and nine months ended September 30, 2020 and 2019 are shown on the Statements of Income (Loss) as Management Fee.

B. Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the three and nine months ended September 30, 2020, administrative fees for Class A Interests were $3,892 and $14,128, respectively, and administrative fees for Class B Interests were $2,645 and $9,025, respectively. For the three and nine months ended September 30, 2019, administrative fees for Class A Interests were $7,632 and $26,558, respectively, and administrative fees for Class B Interests were $3,679 and $11,805, respectively.

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

At September 30, 2020 and December 31, 2019, respectively, the Partnership had charges for brokerage-related services payable to Altegris Clearing Solutions of $6,945 and $3,727, respectively, and service fees payable to Altegris Investments of $1,581 and $2,532, respectively. The following tables show the fees paid to Altegris Investments and Altegris Clearing Solutions for the three and nine months ended September 30, 2020 and 2019, respectively:

	Three months ended	Nine months ended	Three months ended	Nine months ended
	September 30, 2020	September 30, 2020	September 30, 2019	September 30, 2019

Altegris Clearing Solutions - Brokerage Commission fees	$25,301	$65,818	$23,896	$110,949
Altegris Investments- Service fees	4,871	18,296	8,227	26,246
Total	$30,172	$84,114	$32,123	$137,195

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

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 5 - SERVICE FEES

As compensation for the continuing services of the selling agents to the Class A Limited Partners, Class A Interests pay the selling agents an ongoing monthly payment of 0.166% (2% annually) of the net asset value of interests sold by the agents that are outstanding at month-end. As compensation for the continuing services of the selling agents to the Limited Partners holding Institutional Interests, the selling agents may elect the Institutional Interests to pay the selling agents an ongoing monthly payment of 0.0417% (0.50% annually) of the net asset value of Institutional Interests sold by the agents that are outstanding at month-end. For the three and nine months ended September 30, 2020, service fees for Class A Interests were $21,119 and $81,728, respectively. For the three and nine months ended September 30, 2019, service fees for Class A Interests were $44,564 and $156,855, respectively. There were no service fees for Institutional Interests for the three and nine months ended September 30, 2020 and 2019.

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

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the fair value of derivative contracts as of September 30, 2020 and December 31, 2019. The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the derivative contracts qualify for net presentation in the Statements of Financial Condition.

	September 30, 2020

	Assets	Liability
Type of	Derivatives	Derivatives	Net
Derivatives Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts
Currencies	$2,926	$(7,875)	$(4,949)
Energy	–	(550)	(550)
Interest rates	1,327	(2,628)	(1,301)
Metals	3,360	(654)	2,706
Stock Indices	20,840	(1,718)	19,122
Treasury Rates	–	(1,163)	(1,163)

Total Futures Contracts	$28,453	$(14,588)	$13,865

	December 31, 2019

	Assets	Liability
Type of	Derivatives	Derivatives	Net
Derivatives Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts
Currencies	$5,072	$(11,117)	$(6,045)
Energy	4,138	(832)	3,306
Interest rates	2,209	(85,327)	(83,118)
Metals	162,087	–	162,087
Stock Indices	109,458	(3,908)	105,550
Treasury Rates	–	(36,048)	(36,048)

Total Futures Contracts	$282,964	$(137,232)	$145,732

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three and nine months ended September 30, 2020 and 2019.

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading derivatives contracts.

Three Months Ended September 30, 2020

Type of		Change in
Derivatives Contracts	Realized	Unrealized

Futures Contracts
Currencies	$(15,639)	$(2,474)
Energy	(17,613)	(1,944)
Interest rates	(47,225)	9,134
Metals	(40,261)	27,175
Stock Indices	(92,715)	4,928
Treasury Rates	(3,901)	(5,027)

Total Futures Contracts	$(217,354)	$31,792

For the three months ended September 30, 2020, the average notional value of the futures contracts was $6,392,697. The average notional value of futures contracts are representative of the Partnership’s volume of derivative activity for futures contracts during the period under review.

Nine Months Ended September 30, 2020

Type of		Change in
Derivatives Contracts	Realized	Unrealized

Futures Contracts
Currencies	$28,525	$1,096
Energy	107,995	(3,856)
Interest rates	48,508	81,817
Metals	262,920	(159,381)
Stock Indices	(898,641)	(86,428)
Treasury Rates	(132,807)	34,885

Total Futures Contracts	$(583,500)	$(131,867)

For the nine months ended September 30, 2020, the average notional value of the futures contracts was $20,820,698. The average notional value of futures contracts are representative of the Partnership’s volume of derivative activity for futures contracts during the period under review.

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Three Months Ended September 30, 2019

Type of		Change in
Derivatives Contracts	Realized	Unrealized

Futures Contracts
Currencies	$106,751	$14,487
Energy	38,361	22,565
Interest rates	(398,124)	(6,153)
Metals	(245,120)	(137,051)
Stock Indices	452,845	(73,570)
Treasury Rates	(7,282)	28,811

Total Futures Contracts	$(52,569)	$(150,911)

For the three months ended September 30, 2019, the average notional value of the futures contracts was $44,772,139. The average notional value of futures contracts are representative of the Partnership’s volume of derivative activity for futures contracts during the period under review.

Nine Months Ended September 30, 2019

Type of		Change in
Derivatives Contracts	Realized	Unrealized

Futures Contracts
Currencies	$(78,732)	$15,332
Energy	10,447	79,283
Interest rates	(200,584)	(43,222)
Metals	108,736	69,625
Stock Indices	(1,798,537)	47,927
Treasury Rates	186,552	12,795

Total Futures Contracts	$(1,772,118)	$181,740

For the nine months ended September 30, 2019, the average notional value of the futures contracts was $32,636,406. The average notional value of futures contracts are representative of the Partnership’s volume of derivative activity for futures contracts during the period under review.

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

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three and nine months ended September 30, 2020 and 2019. This information has been derived from information presented in the financial statements.

	Three Months ended September 30, 2020
			Institutional
	Class A	Class B	Interest

Total return for Limited Partners (3)
Total return prior to incentive fees	(3.75)%	(3.30)%	(3.12)%
Incentive fees	0.00%	(0.00)%	0.00%
Total return after incentive fees	(3.75)%	(3.30)%	(3.12)%

Ratio to average net asset value
Expenses prior to incentive fees (2)	5.60%	3.70%	2.87%
Incentive fees (3)	0.00%	0.00%	0.00%

Total expenses	5.60%	3.70%	2.87%

Net investment loss (1) (2)	(5.60)%	(3.70)%	(2.87)%

	Nine Months ended September 30, 2020
			Institutional
	Class A	Class B	Interest

Total return for Limited Partners (3)
Total return prior to incentive fees	(11.95)%	(10.69)%	(10.10)%
Incentive fees	0.00%	0.00%	0.00%
Total return after incentive fees	(11.95)%	(10.69)%	(10.10)%

Ratio to average net asset value
Expenses prior to incentive fees (2)	5.32%	3.34%	2.50%
Incentive fees (3)	0.00%	0.00%	0.00%

Total expenses	5.32%	3.34%	2.50%

Net investment loss (1) (2)	(4.79)%	(2.82)%	(2.02)%

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 10 - FINANCIAL HIGHLIGHTS (CONTINUED)

	Three Months ended September 30, 2019
			Institutional
	Class A	Class B	Interest

Total return for Limited Partners (3)
Total return prior to incentive fees	(2.77)%	(2.30)%	(2.09)%
Incentive fees	0.00%	0.00%	0.00%
Total return after incentive fees	(2.77)%	(2.30)%	(2.09)%

Ratio to average net asset value
Expenses prior to incentive fees (2)	5.39%	3.47%	2.64%
Incentive fees (3)	0.00%	0.00%	0.00%

Total expenses	5.39%	3.47%	2.64%

Net investment loss (1) (2)	(3.29)%	(1.37)%	(0.53)%

	Nine Months ended September 30, 2019
			Institutional
	Class A	Class B	Interest

Total return for Limited Partners (3)
Total return prior to incentive fees	(11.70)%	(10.38)%	(9.81)%
Incentive fees	0.00%	(0.09)%	0.00%
Total return after incentive fees	(11.70)%	(10.47)%	(9.81)%

Ratio to average net asset value
Expenses prior to incentive fees (2)	4.98%	3.22%	2.25%
Incentive fees (3)	0.00%	0.10%	0.00%

Total expenses	4.98%	3.32%	2.25%

Net investment loss (1) (2)	(2.90)%	(1.14)%	(0.16)%

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

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 11 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were issued, and concluded that no events subsequent to September 30, 2020 have occurred that would require recognition or disclosure, except as noted below.

From October 1, 2020 through November 11, 2020, the Partnership had redemptions of $163,603.

On September 9, 2020, Artivest Holdings, Inc. (“Artivest”), the current parent company of the General Partner publicly announced the entry into a definitive agreement with Altegris Holdings, LLC (“Holdings”) to sell all of the outstanding ownership interests of the General Partner to Holdings (the “Acquisition”). Holdings is a newly-formed holding company that will, as of the closing of the Acquisition, be owned by Continuum Capital Managers, LLC (“Continuum”) and AV5 Acquisition, LLC (“AV5”).  AV5 is a newly-formed holding company that is solely owned by Matthew C. Osborne.  Subsequent to the quarter ending September 30, 2020, Holdings will acquire the General Partner and all related assets from Artivest, including its commodity pool business. The close of this transaction is contemplated to be completed at or about December 31, 2020, or as soon thereafter as possible, at which time the General Partner will become a wholly-owned subsidiary of Holdings, its new parent company and which will be controlled by  Mr. Osborne (through his ownership of AV5) and Continuum.

PART I – FINANCIAL INFORMATION (continued)

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed. Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading. A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities. Through September 30, 2020, the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Performance Summary

Three Months Ended September 30, 2020

During the third quarter of 2020, the Partnership incurred net realized and unrealized losses of $216,863 from its trading activities, net of brokerage commissions of $30,729. The Partnership accrued total expenses of $96,028, including $25,269 in management fees paid to the General Partner, $0 in incentive fees, and $52,981 in service and professional fees. The Partnership earned $0 in interest income during the third quarter of 2020. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the third quarter of 2020 is set forth below.

Third Quarter 2020. The Partnership’s trading advisor, QIM believes that numerous small inefficiencies exist in financial markets that can be exploited through the prudent use of robust analysis and predictive technologies. The trading program currently employs several thousand quantitative trading models that utilize pattern recognition to predict short-term price movements in global futures markets. All models are tested across large data sets that expose them to a wide range of market, economic, and political environments, as well as a wide range of time frames and interactions. Only those models that prove to be the most robust, statistically significant, and conceptually diverse are used in actual trading. The resultant system of models offers what QIM believes to be reliable signals that guide market timing and trade allocation. Third quarter performance of the Partnership as a result of QIM’s trading program is as follows: The Partnership was negative in July of 2020. Each sector contributed to overall losses. Leading the negative returns was stock index trading which was the largest underperforming sector. Metals positions were the next largest detractor from performance, followed by currencies. Interest rates were also negative to a lesser extent, and energies were closest to flat but still added to aggregate losses. The Partnership was negative in August of 2020. Stock index trading was the most underperforming sector, followed by interest rates. Energies detracted slightly from performance and metals were near flat. Currencies were slightly positive and the only sector with gains. The Partnership was positive in September of 2020. The largest profits were driven by stock index positions, which outperformed the other sectors. Currencies did not have a meaningful impact while gains from metals trading contributed to overall positive performance. Offsetting some of these gains were negative results from interest rates and energies.

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

Nine Months Ended September 30, 2020

During the nine months ended September 30, 2020, the Partnership incurred net realized and unrealized losses of $800,923 from its trading activities, net of brokerage commissions of $108,526. The Partnership accrued total expenses of $319,256, including $89,343 in management fees paid to the General Partner, $0 in incentive fees, and $176,468 in service and professional fees. The Partnership earned $38,814 in interest income during the nine months ended September 30, 2020. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the nine months ended September 30, 2020 is set forth below.

Third Quarter 2020. The Partnership’s trading advisor, QIM believes that numerous small inefficiencies exist in financial markets that can be exploited through the prudent use of robust analysis and predictive technologies. The trading program currently employs several thousand quantitative trading models that utilize pattern recognition to predict short-term price movements in global futures markets. All models are tested across large data sets that expose them to a wide range of market, economic, and political environments, as well as a wide range of time frames and interactions. Only those models that prove to be the most robust, statistically significant, and conceptually diverse are used in actual trading. The resultant system of models offers what QIM believes to be reliable signals that guide market timing and trade allocation. Third quarter performance of the Partnership as a result of QIM’s trading program is as follows: The Partnership was negative in July of 2020. Each sector contributed to overall losses. Leading the negative returns was stock index trading which was the largest underperforming sector. Metals positions were the next largest detractor from performance, followed by currencies. Interest rates were also negative to a lesser extent, and energies were closest to flat but still added to aggregate losses. The Partnership was negative in August of 2020. Stock index trading was the most underperforming sector, followed by interest rates. Energies detracted slightly from performance and metals were near flat. Currencies were slightly positive and the only sector with gains. The Partnership was positive in September of 2020. The largest profits were driven by stock index positions, which outperformed the other sectors. Currencies did not have a meaningful impact while gains from metals trading contributed to overall positive performance. Offsetting some of these gains were negative results from interest rates and energies.

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

None.

Item 1A: Risk Factors.

None.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) Not applicable.

(c) Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner. The Partnership may declare additional redemption dates upon notice to the Limited Partners. The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners. The following table summarizes the redemptions by Limited Partners during the third calendar quarter of 2020:

Month	Amount Redeemed
July 31, 2020	$492,328
August 31, 2020	$312,399
September 30, 2020	$595,550

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

Dated: November 16, 2020

ALTEGRIS QIM FUTURES FUND, L.P.

By:	ALTEGRIS ADVISORS, L.L.C.,
its general partner

/s/ Martin Beaulieu
Martin Beaulieu, Principal Executive Officer and Principal Financial Officer

