Form 10-K
period 2020-12-31
Altegris QIM Futures Fund, L.P.
filed 2021-03-29
CIK 1469317

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

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

The General Partner is registered with the Commodity Futures Trading Commission (“CFTC”) as a Commodity Pool Operator (“CPO”) and is a member of National Futures Association (“NFA”). Quantitative Investment Management LLC, a Virginia limited liability company formed in May 2003, acts as the Partnership’s trading advisor (“QIM” or the “Advisor”). QIM became registered as a Commodity Trading Advisor (“CTA”) in 2004 and a CPO in 2005 and is a member of NFA.

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

As of January 31, 2021, the aggregate net asset value of the Interests in the Partnership before redemptions was $6,049,042. The Partnership operates on a calendar fiscal year and has no subsidiaries.

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

A portion of the equity in the Partnership’s account is held in United States (“U.S.”) Treasury securities at the Custodian (as defined below). QIM will generally maintain an average margin to equity level of between 0% and 20%. The actual percentage of assets committed to margin at any time may be higher or lower than the target level.

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

With respect to Partnership assets not held at SGAS as described above, such proceeds are deposited with JPMorgan Chase Bank, N.A. (the “Custodian”) and held in cash or U.S. Treasury securities, or held in other bank cash accounts (and used to pay Partnership operating expenses). The Partnership’s custody agreement allows the Custodian to use sub-advisers to attempt to increase yield enhancement, and if so utilized, the Custodian and/or sub-adviser(s) will receive fees for cash management services. The General Partner may direct that a portion of Partnership assets be deposited with other custodians and retain other sub-advisers for the purpose of attempting to increase yield enhancement via other cash management arrangements.

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

(b)           Holders

As of January 31, 2021 the Partnership had 128 holders of Interests.

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

The following table summarizes Limited Partner redemptions during the fourth calendar quarter of 2020:

Month Ended	Amount Redeemed
October 31, 2020	$165,403
November 30, 2020	495,023
December 31, 2020	370,955
Total	$1,031,381

ITEM 6: SELECTED FINANCIAL DATA

Not required.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to “Item 8. Financial Statements and Supplementary Data.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

(a)           Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed. Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading. A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities. Through December 31, 2020 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Performance Summary

2020

During 2020, the Partnership achieved net realized and unrealized losses of ($550,983) from all trading; losses of ($574,731) from trading of derivatives including brokerage commissions of $134,637. The Partnership accrued total expenses of $308,509, including $0 in incentive fees, $110,866, in management fees paid to the General Partner, and $132,876 in service and professional fees. The Partnership earned $38,814 in interest income during 2020. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for each quarter during 2020 is set forth below.

Fourth Quarter 2020. The Partnership’s trading advisor, QIM believes that numerous small inefficiencies exist in financial markets that can be exploited through the prudent use of robust analysis and predictive technologies. The trading program currently employs several thousand quantitative trading models that utilize pattern recognition to predict short-term price movements in global futures markets. All models are tested across large data sets that expose them to a wide range of market, economic, and political environments, as well as a wide range of time frames and interactions. Only those models that prove to be the most robust, statistically significant, and conceptually diverse are used in actual trading. The resultant system of models offers what QIM believes to be reliable signals that guide market timing and trade allocation. Fourth quarter performance of the Partnership as a result of QIM’s trading program is as follows: The Partnership was negative in October of 2020. Stock index trading and interest rates trading were the most underperforming sectors leading to overall loses. Performance was close to flat from positions in currencies and metals. Energies were slightly positive, although not enough to have a meaningful impact. The Partnership was positive in November of 2020. The largest profits were driven by stock index positions, which outperformed the other sectors. Energies also contributed slightly to overall gains. Losses from interest rates trading were the largest detractor from performance. Currencies and metals were also negative to a lesser extent. The Partnership was negative in December of 2020. Leading the negative returns was stock index trading which was the largest underperforming sector. Interest rates positions were the next largest detractor from performance. Currencies and energies were slightly positive offsetting some of the losses and metals were near flat.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2020. In making this assessment, Management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2020, the Partnership’s internal control over financial reporting was effective.

(c)           Changes in Internal Control over Financial Reporting

There were no changes in the Partnership’s internal control over financial reporting during the quarter and year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)           Identification of Directors and Executive Officers

(i)           The Partnership has no officers, directors, or employees. The Partnership’s affairs are managed by the General Partner (although it has delegated trading and investment authority to the Advisor and administrative duties to Altegris). During the fiscal year ended December 31, 2020: (a) the General Partner was an indirect subsidiary of Artivest Holdings, Inc., a corporation that may be deemed to be controlled by (i) entities managed by Aquiline Capital Partners LLC and its affiliates (“Aquiline”), a private equity firm in New York, New York and (ii) Genstar Capital Management LLC and its affiliates (“Genstar”), a private equity firm in San Francisco, California, and (b) the General Partner’s managers and executive officers were Martin Beaulieu and Matthew C. Osborne.

Martin Beaulieu (born 1958) joined Altegris Advisors as its Executive Chairman in July 2016, responsible for firm strategy and the day-to-day management of the company. In March 2016, Mr. Beaulieu joined the Board of Directors of Altegris Advisors’ parent company. During the past five years, Mr. Beaulieu was a Managing Director, Co-Head of iShares U.S. ETFs, Head of iShares Wealth Management, and Head of the Leveraged Distribution Group, at BlackRock Investments (August 2012 through October 2015). Mr. Beaulieu served in several senior management roles for MFS Investment Management, a large mutual fund complex (September 1990 through July 2012). These roles included acting, at various times, as MFS’ Vice Chairman, its Head of Global Distribution, its President, and as a National Sales Manager. During his tenure at MFS, he also served as CEO of MFS/McLean Budden. He earned a BA degree from Santa Clara University in 1980.

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

None of the individuals listed above currently serves as a director of a public company.

(ii)	Identification of Certain Significant Employees

None.

(iii)	Family Relationships

None.

(iv)	Business Experience

None.

(v)	Involvement in Certain Legal Proceedings

None.

(vi)	Promoters and Control Persons

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)           Security ownership of certain beneficial owners

 Not applicable.

(b)           Security Ownership of Management

The Partnership has no officers or directors. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner, which has delegated discretionary authority over the Partnership’s trading to QIM. As of January 31, 2021, the General Partner’s general partner interest in the Partnership was valued at $696, which constituted approximately 0% of the Partnership’s total assets. The General Partner and the principals of the General Partner may purchase Interests. As of January 31, 2021, the following managers and executive officers of the General Partner owned Interests in the Partnership: None. The direct and indirect holding of Interests of each manager and executive officer and the total aggregate ownership of Interests is 0% of the Partnership’s total assets.

(c)           Changes in Control

 None.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Partnership does not engage in any transactions with the General Partner or its affiliates other than in respect of the services and payment of fees therefor described above in Item 1.

The Partnership paid to the General Partner monthly management fees totaling $110,866 for the year ended December 31, 2020. The Partnership paid to the General Partner administrative fees totaling $28,741 for the year ended December 31, 2020.

The Partnership paid to Altegris monthly continuing compensation of $18,300 for the year ended December 31, 2020. Clearing Solutions, in its capacity as the Introducing Broker for the Partnership, received from the Partnership’s clearing broker the following compensation: a portion of the brokerage commissions paid by the Partnership to SGAS, and of the interest income earned on Partnership’s assets held at SGAS, equal to $33,936 for the year ended December 31, 2020. In addition, Clearing Solutions, in its capacity as Introducing Broker, receives from the Partnership, monthly brokerage charges as described in Item 11. For the year ended December 31, 2020 the Partnership paid monthly brokerage charges of $78,931.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth (a) the fees billed to the Partnership for professional audit services provided by Ernst & Young LLP, the Partnership’s independent registered public accountant, for the audit of the Partnership’s annual financial statements for the year ended December 31, 2019 and (b) the fees expected to be billed to the Partnership for professional audit services provided by Deloitte & Touche, LLP for the audit of the Partnership’s annual financial statements for the year ended December 31, 2020.

FEE CATEGORY	2020	2019

Audit Fees	$16,000	$16,000
Audit-Related Fees	$40,000	$40,000
Tax Fees	$8,000	$38,925
All Other Fees	$–	$–

TOTAL FEES	$64,000	$94,925

Audit Fees and Audit-Related Fees consist of fees for (i) the audit of Altegris QIM Futures Fund, L.P.’s annual financial statements included in the annual report on Form 10-K, quarterly reviews of financial statements included in the reports on the Partnership’s Form 10-Q and (ii) services that are normally provided by the Independent Registered Public Accountants in connection with statutory and regulatory filings of registration statements. 2019 Audit Fees and Audit-Related Fees were paid to Ernst & Young LLP.

Tax Fees consist of non-audit fees paid to Fleming Fund Services for professional services rendered in connection with tax compliance and Partnership income tax return filings. Tax Fees for 2019 were paid to Ernst & Young LLP

The managers of the General Partner pre-approve the engagement of the Partnership’s auditor for all services to be provided by the auditor.

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

Dated: March 29, 2021	Altegris QIM FUTURES FUND, L.P. By: ALTEGRIS ADVISORS, L.L.C.

By: /s/ Matthew C. Osborne
Name: Matthew C. Osborne
Title: Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant and in the capacities and on the date indicated.

Title with
Signature	General Partner	Date

/s/ Matthew C. Osborne
Matthew C. Osborne	Principal Executive, Financial & Accounting Officer	March 29, 2021

(Being the principal executive officer, the principal financial officer and principal accounting officer, and a majority of the managers of Altegris Advisors, L.L.C.)

ALTEGRIS QIM FUTURES FUND, L.P.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

____________

TABLE OF CONTENTS

_____________

ALTEGRIS QIM Futures Fund, L.P.

AFFIRMATION OF THE COMMODITY POOL OPERATOR

_______________

To the Partners of

Altegris QIM Futures Fund, L.P.

To the best of the knowledge and belief of the undersigned, the information contained in this Annual Report for the years ended December 31, 2020, 2019 and 2018 is accurate and complete.

By: /s/ Matthew C. Osborne
Altegris Advisors, L.L.C.
Commodity Pool Operator for
Altegris QIM Futures Fund, L.P.
By: Matthew C. Osborne, Chief Executive Officer

Deloitte & Touche LLP 695 Town Center Drive Suite 1000 Costa Mesa, CA 92626 USA Tel: 714 436 7100 Fax: 714 436 7200 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partner and Limited Partners of Altegris QIM Futures Fund, L.P.

Opinion on the Financial Statements

We have audited the accompanying statement of financial condition, including the condensed schedule of investments, of Altegris QIM Futures Fund, L.P. (the “Fund”) as of December 31, 2020, and the related statements of income (loss), changes in partners’ capital (net asset value) for the year then ended, and the related notes. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2020, and the results of its operations, and changes in its partners’ capital (net asset value) for the year then ended in conformity with accounting principles generally accepted in the United States of America. The statements of financial condition, including the condensed schedule of investments for the year ended December 31, 2019, and the related statements of income (loss) and changes in partners’ capital (net asset value) for each of the two years in the period ended December 31, 2019 for the Fund, were audited by other auditors whose report, dated March 9, 2020, expressed an unqualified opinion on those statements.

Basis for Opinion

These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of securities owned as of December 31, 2020, by correspondence with the custodian and brokers; when replies were not received from brokers, we performed other auditing procedures. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

Costa Mesa, California

March 25, 2021

We have served as the Fund’s auditor since 2020.

ALTEGRIS QIM FUTURES FUND, L.P.

STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2020 and DECEMBER 31, 2019

_______________

	2020	2019
ASSETS
Equity in commodity broker account:
Cash deposit with broker	$666,755	$846,509
Segregated cash	803,393	1,247,462
Segregated foreign currency (cost - $28,278 and $0)	28,210	–
Net unrealized gain on open futures contracts	–	145,732
Total assets in commodity broker account	1,498,358	2,239,703

Cash	5,289,062	411,223
Investment securities at fair value (cost - $0 and $9,044,907)	–	9,045,081
Interest receivable	–	145
Total assets	$6,787,420	$11,696,152

LIABILITIES
Equity in commodity broker account:
Segregated Foreign currency due to broker (proceeds - $0 and $31,771)	$–	$31,582
Net unrealized loss on open futures contracts	9,573	–
Total liabilities in commodity broker account	9,573	31,582

Redemptions payable	370,955	588,811
Service fees payable	4,960	12,705
Management fee payable	7,102	11,427
Incentive fees payable	–	7,827
Brokerage commissions payable	4,719	6,494
Administrative fee payable	1,870	2,968
Other liabilities	35,482	135,810

Total liabilities	434,661	797,624

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	714	785
Limited Partners	6,352,045	10,897,743
Total partners' capital (Net Asset Value)	6,352,759	10,898,528
Total liabilities and partners' capital	$6,787,420	$11,696,152

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS

DECEMBER 31, 2020

_______________

	Range of Expiration Dates	Number of Contracts	Fair Value	% of Partners' Capital
Long Futures Contracts:
Currencies	Mar-21	17	$7,626	0.12%
Energy	Jan-21	7	2,813	0.04%
Interest Rates	Mar-21	11	(609)	(0.01)%
Metals	Feb 21 - Mar 21	3	1,066	0.02%
Stock Indices	Jan-21	46	40,594	0.64%
Treasury Rates	Mar-21	28	5,182	0.08%

Total Long Futures Contracts		112	56,672	0.89%

Short Futures Contracts:
Stock Indices	Jan 21 - Mar 21	71	(66,245)	(1.04)%

Total Short Futures Contracts		71	(66,245)	(1.04)%

Total Futures Contracts			$(9,573)	(0.15)%

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

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.

STATEMENTS OF INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

_______________

	2020	2019	2018
TRADING GAINS (LOSSES)
Gain (loss) on trading of derivatives contracts
Net realized	$(284,789)	$(905,931)	$(1,765,994)
Net change in unrealized	(155,305)	243,480	(513,999)
Brokerage commissions	(134,637)	(224,487)	(400,551)

Net loss from trading derivatives contracts	(574,731)	(886,938)	(2,680,544)

Gain (loss) on trading of securities
Net realized	–	29	85
Net change in unrealized	(174)	565	(488)

Net gain (loss) from trading securities	(174)	594	(403)

Gain (loss) on trading of foreign currency
Net realized	24,179	1,244	(10,641)
Net change in unrealized	(257)	(1,830)	2,034

Net gain (loss) from trading foreign currency	23,922	(586)	(8,607)

Total trading losses	(550,983)	(886,930)	(2,689,554)

NET INVESTMENT LOSS
Income
Interest income	38,814	304,377	440,529
	38,814	304,377	440,529
Expenses
Professional fees	35,937	196,763	261,495
Service fees	96,939	192,260	350,441
Management fee	110,866	184,249	324,644
Administrative fee	28,741	47,524	82,083
Out of pocket fees	–	17,600	19,952
Incentive fees	–	12,621	1,500
Interest expense	4,568	7,128	16,096
Other expenses	31,458	32,753	28,015

Total expenses	308,509	690,898	1,084,226

Net investment loss	(269,695)	(386,521)	(643,697)

NET LOSS	$(820,678)	$(1,273,451)	$(3,333,251)

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

_______________

		Limited Partners
				Institutional	General
	Total	Class A	Class B	Interests	Partner

Balances at December 31, 2017	$31,350,202	$21,086,218	$7,726,323	$2,536,719	$942

Capital additions	610,679	433,441	144,238	33,000	–

Capital withdrawals	(8,277,607)	(5,404,873)	(1,340,006)	(1,532,728)	–

From operations:
Net investment loss	(643,697)	(559,105)	(78,814)	(5,751)	(27)
Net realized loss from investments (net of brokerage commissions)	(2,177,101)	(1,454,920)	(548,824)	(173,291)	(66)
Net change in unrealized loss from investments	(512,453)	(345,339)	(137,352)	(29,744)	(18)
Net loss for the year ended December 31, 2018	(3,333,251)	(2,359,364)	(764,990)	(208,786)	(111)

Balances at December 31, 2018	$20,350,023	$13,755,422	$5,765,565	$828,205	$831

Balances at December 31, 2018	$20,350,023	$13,755,422	$5,765,565	$828,205	$831

Capital additions	500,000	–	500,000	–	–

Capital withdrawals	(8,678,044)	(6,304,016)	(1,903,218)	(470,810)	–

From operations:
Net investment loss	(386,521)	(311,471)	(73,135)	(1,890)	(25)
Net realized loss from investments (net of brokerage commissions)	(1,129,145)	(788,244)	(276,069)	(64,796)	(36)
Net change in unrealized gain from investments	242,215	142,943	91,105	8,152	15
Net loss for the year ended December 31, 2019	(1,273,451)	(956,772)	(258,099)	(58,534)	(46)

Balances at December 31, 2019	$10,898,528	$6,494,634	$4,104,248	$298,861	$785

Balances at December 31, 2019	$10,898,528	$6,494,634	$4,104,248	$298,861	$785

Capital withdrawals	(3,725,091)	(2,725,678)	(746,022)	(253,391)	–

From operations:
Net investment loss	(269,695)	(201,457)	(65,666)	(2,544)	(28)
Net realized loss from investments (net of brokerage commissions)	(395,247)	(268,740)	(115,741)	(10,735)	(31)
Net change in unrealized loss from investments	(155,736)	(86,211)	(67,125)	(2,388)	(12)
Net loss for the year ended December 31, 2020	(820,678)	(556,408)	(248,532)	(15,667)	(71)

Balances at December 31, 2020	$6,352,759	$3,212,548	$3,109,694	$29,803	$714

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

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Therefore, the Partnership follows the accounting and reporting guidelines for investment companies. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of December 31, 2020 and 2019, and reported amounts of income and expenses for the years ended December 31, 2020, 2019 and 2018, respectively. Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that the differences could be material.

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

The fair value of U.S. government agency bonds and notes is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government agency bonds and notes are generally categorized in Level 1 or Level 2 of the fair value hierarchy. As of December 31, 2020 and 2019, none of the Partnership’s holdings in U.S. government agency bonds and notes were fair valued using valuation models.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of December 31, 2020 and 2019, none of the Partnership’s holdings in corporate notes were fair valued using valuation models.

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

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C. Fair Value (continued)

There were no changes in the Partnership’s valuation methodology during the years ended December 31, 2020 and 2019.

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of December 31, 2020 and December 31, 2019:

				Balance as of
December 31, 2020	Level 1	Level 2	Level 3	December 31, 2020

Assets
Futures contracts (1)	$77,126	$–	$–	$77,126

Liabilities
Futures contracts (1)	$(86,699)	$–	$–	$(86,699)

				Balance as of
December 31, 2019	Level 1	Level 2	Level 3	December 31, 2019

Assets

Futures contracts (1)	$282,964	$–	$–	$282,964
U.S. Government agency bonds and notes	–	7,084,900	–	7,084,900
Certificates of deposit	–	180,998	–	180,998
Corporate notes	–	1,779,183	–	1,779,183

Total Assets	$282,964	$9,045,081	$–	$9,328,045

Liabilities
Futures contracts (1)	$(137,232)	$–	$–	$(137,232)

(1) See Note 7. “Financial Derivative Instruments” for the fair value in each type of contracts within this category.

For the years ended December 31, 2020 and 2019, there were no Level 3 securities.

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

J.P. Morgan Chase Bank, N.A. (the “Custodian”) is the Partnership’s custodian. SG Americas Securities, LLC (the “Clearing Broker”) is the Partnership’s commodity broker. A portion of the Partnership’s assets are held as initial margin or option premiums (in cash or Treasury securities) in the Partnership’s brokerage accounts at the Clearing Broker. The Clearing Broker may convert the Partnership’s cash in U.S. dollar to foreign currency to facilitate the Partnership’s commodity trading activities. At times, the Partnership may carry foreign cash on loan with the Clearing Broker. Any net foreign currency on loan will be recognized in Foreign Currency Due from Broker/Due to Broker on the Statements of Financial Condition. The Partnership’s Clearing Broker holds margin balances in a single currency, in which all margin requirements can be satisfied in U.S. dollars. Foreign currency balances can also be used to satisfy margin requirements. As of December 31, 2020 and 2019, the Partnership’s Segregated cash balance on the Statements of Financial Condition of $803,393 and $1,247,462, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in US Dollars. As of December 31, 2020 and 2019, the Partnership’s Segregated foreign currency due from/to broker balance on the Statements of Financial Condition of $28,210 and $(31,582), respectively, represents the collateral owed by the Partnership to satisfy the Clearing Broker’s margin requirements in foreign currency. The Partnership’s assets not deposited at the Clearing Broker are deposited with either the Custodian or held in bank cash accounts at Northern Trust Company (and used to pay Partnership operating expenses). For the Partnership’s cash deposited at the Custodian, the Partnership receives cash management services from J.P. Morgan Investment Management Inc. (“JPMIM”).

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

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at December 31, 2020 and 2019 are reflected within the Condensed Schedules of Investments.

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

The Partnership maintains a custody account with J.P. Morgan Chase Bank, N.A. and Northern Trust Company. At times, the Partnership’s cash balance could exceed the insured amount under the Federal Deposit Insurance Corporation (“FDIC”). The Partnership has not experienced any losses in such accounts and believes it is not subject to any significant counterparty risk related to its cash account.

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

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital. Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits for any of the Partnership's open tax years. However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Partnership’s tax returns remain open for examination by United States federal tax authorities for a period of three years and by state tax authorities for a period of four years from the date they are filed. Taxes associated with foreign tax jurisdictions remain subject to examination based on varying statutes of limitations, if any. The Partnership is additionally not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no other income tax liability or expense has been recorded in the accompanying financial statements.

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

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement. The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the years ended December 31, 2020, 2019 and 2018.

NOTE 3 - RELATED PARTY TRANSACTIONS

A.    General Partner Management Fee

The General Partner receives a monthly management fee from the Partnership equal to 0.104% (1.25% annually) for Class A and Class B, and 0.0625% (0.75% annually) for Institutional Interests of the Partnership's net asset value apportioned to each Partner’s capital account at the beginning of the month, before deduction of any accrued incentive fees related to the current quarter (the “management fee net asset value”). The General Partner may declare any Limited Partner a “Special Limited Partner” and the management fees or incentive fees charged to any such partner may be different than those charged to other Limited Partners. For the years ended December 31, 2020, 2019 and 2018, there were no Special Limited Partners.

Total management fees earned by the General Partner for the years ended December 31, 2020, 2019 and 2018 are shown on the Statements of Income (Loss) as Management Fee.

B.    Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the years ended December 31, 2020, 2019 and 2018, administrative fees for Class A Interests were $17,141, $32,262 and $59,591, respectively, and administrative fees for Class B Interests were $11,600, $15,262 and $22,492, respectively.

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

At December 31, 2020 and 2019, respectively, the Partnership had charges for brokerage-related services payable to Altegris Clearing Solutions of $3,621 and $3,727, respectively, and service fees payable to Altegris Investments of $4 and $2,532, respectively. The following tables show the fees paid to Altegris Investments and Altegris Clearing Solutions for the years ended December 31, 2020, 2019 and 2018, respectively:

	December 31, 2020	December 31, 2019	December 31, 2018

Altegris Clearing Solutions - Brokerage Commission fees	$78,931	$128,820	$224,549
Altegris Investments- Service fees	18,300	34,050	50,980
Total	$97,231	$162,870	$275,529

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

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 5 - SERVICE FEES

As compensation for the continuing services of the selling agents to the Class A Limited Partners, Class A Interests pay the selling agents an ongoing monthly payment of 0.166% (2% annually) of the net asset value of interests sold by the agents that are outstanding at month-end. As compensation for the continuing services of the selling agents to the Limited Partners holding Institutional Interests, the selling agents may elect the Institutional Interests to pay the selling agents an ongoing monthly payment of 0.0417% (0.50% annually) of the net asset value of Institutional Interests sold by the agents that are outstanding at month-end. For the years ended December 31, 2020, 2019 and 2018, service fees for Class A Interests were $96,939, $192,260 and $350,441, respectively. There were no service fees for Institutional Interests for the years ended December 31, 2020, 2019 and 2018.

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

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the fair value of derivative contracts as of December 31, 2020 and 2019. The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the derivative contracts qualify for net presentation in the Statements of Financial Condition.

	December 31, 2020

	Assets	Liability
Type of	Derivatives	Derivatives	Net
Derivatives Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts

Currencies	$7,626	$–	$7,626
Energy	2,813	–	2,813
Interest rates	1,211	(1,820)	(609)
Metals	1,422	(356)	1,066
Stock Indices	58,872	(84,523)	(25,651)
Treasury Rates	5,182	–	5,182

Total Futures Contracts	$77,126	$(86,699)	$(9,573)

	December 31, 2019
	Assets	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts

Currencies	$5,072	$(11,117)	$(6,045)
Energy	4,138	(832)	3,306
Interest fates	2,209	(85,327)	(83,118)
Metals	162,087	–	162,087
Stock Indices	109,458	(3,908)	105,550
Treasury Rates	–	(36,048)	(36,048)

	$282,964	$(137,232)	$145,732

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the years ended December 31, 2020, 2019 and 2018.

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading derivatives contracts.

Year Ended December 31, 2020

Type of		Change in
Derivatives Contracts	Realized	Unrealized

Futures Contracts

Currencies	$9,721	$13,671
Energy	140,579	(493)
Interest rates	(39,901)	82,509
Metals	240,855	(161,021)
Stock Indices	(430,851)	(131,201)
Treasury Rates	(205,192)	41,230

Total Futures Contracts	$(284,789)	$(155,305)

For the year ended December 31, 2020, the average notional value of the futures contracts was $19,495,386. The average notional value of futures contracts are representative of the Partnership’s volume of derivative activity for futures contracts during the year.

Year Ended December 31, 2019

Type of		Change in
Derivatives Contracts	Realized	Unrealized

Futures Contracts

Currencies	$(260,084)	$(4,785)
Energy	824	63,544
Interest rates	(514,420)	(109,929)
Metals	199,641	146,777
Stock Indices	(708,022)	175,577
Treasury Rates	376,130	(27,704)

Total Futures Contracts	$(905,931)	$243,480

For the year ended December 31, 2019, the average notional value of the futures contracts was $36,724,306. The average notional value of futures contracts are representative of the Partnership’s volume of derivative activity for futures contracts during the year.

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Year Ended December 31, 2018

Type of		Change in
Derivatives Contracts	Realized	Unrealized

Futures Contracts

Currencies	$896,943	$(84,491)
Energy	547,001	(16,054)
Interest rates	435,223	59,453
Metals	543,490	(300,867)
Stock Indices	(4,027,222)	(95,538)
Treasury Rates	(161,429)	(76,502)

Total Futures Contracts	$(1,765,994)	$(513,999)

For the year ended December 31, 2018, the average notional value of the futures contracts was $84,867,699. The average notional value of futures contracts are representative of the Partnership’s volume of derivative activity for futures contracts during the year.

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

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 8 - FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND UNCERTAINTIES (CONTINUED)

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

Governments worldwide have enacted emergency measures to combat the spread of a novel strain of coronavirus (COVID-19). These measures, which include the implementation of travel bans, closing of non-essential businesses, self-imposed quarantine periods and social distancing, have caused significant volatility in global equity markets and material disruptions to businesses globally resulting in an economic slowdown. Governments and central banks have reacted with significant monetary and fiscal interventions designed to stabilize economic conditions.

The duration of the COVID-19 global pandemic is unknown at this time, but it is likely to have an ongoing effect on the financial markets where the Fund operates. It is possible that market volatility related to COVID-19 could be in excess of the sensitivities disclosed in the notes to the financial statements.

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

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the years ended December 31, 2020, 2019 and 2018. This information has been derived from information presented in the financial statements.

	Year ended December 31, 2020
			Institutional
	Class A	Class B	Interest

Total return for Limited Partners
Total return prior to incentive fees	(8.92%)	(7.24%)	(6.43%)
Incentive fees	0.00%	(0.00%)	0.00%

Total return after incentive fees	(8.92%)	(7.24%)	(6.43%)

Ratio to average net asset value
Expenses prior to incentive fees	4.42%	2.28%	1.44%
Incentive fees	0.00%	0.00%	0.00%

Total expenses	4.42%	2.28%	1.44%

Net investment loss (1)	(3.98%)	(1.88%)	(1.03%)

	Year ended December 31, 2019
			Institutional
	Class A	Class B	Interest

Total return for Limited Partners
Total return prior to incentive fees	(5.60%)	(3.72%)	(2.91%)
Incentive fees	0.00%	(0.26%)	0.00%

Total return after incentive fees	(5.60%)	(3.98%)	(2.91%)

Ratio to average net asset value
Expenses prior to incentive fees	5.11%	3.28%	2.33%
Incentive fees	0.00%	0.27%	0.00%

Total expenses	5.11%	3.55%	2.33%

Net investment loss (1)	(3.11%)	(1.29%)	(0.33%)

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

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 11 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were issued, and concluded that no events subsequent to December 31, 2020 have occurred that would require recognition or disclosure, except as noted below.

From January 1, 2021 through February 28, 2021, the Partnership had no subscriptions and had redemptions of $241,873.

Effective February 12, 2021, the General Partner and affiliated Altegris companies became owned and controlled by Altegris Holdings, LLC (Altegris Holdings) and indirectly owned and controlled by Continuum Capital Managers LLC (Continuum) and by AV5 Acquisition, LLC (AV5). Continuum is owned by Douglas C. Grip and Steven E. Vanourny. AV5 is owned solely by Matthew Osborne, Altegris Advisors’ Chief Executive Officer and Chief Investment Officer.

Effective January 1, 2021 the Partnership will maintain new custody accounts with First Republic Bank, replacing Northern Trust Company.

