Form 10-Q
period 2021-03-31
Altegris QIM Futures Fund, L.P.
filed 2021-05-17
CIK 1469317

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________________

FORM 10-Q

_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒
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

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements.

ALTEGRIS QIM FUTURES FUND, L.P.

STATEMENTS OF FINANCIAL CONDITION

MARCH 31, 2021 (Unaudited) and DECEMBER 31, 2020 (Audited)

______________

	2021	2020
ASSETS
Equity in commodity broker account:
Cash deposit with broker	$670,906	$666,755
Segregated cash	624,698	803,393
Segregated foreign currency (cost - $18,035 and $28,278)	17,979	28,210
Net unrealized gain on open futures contracts	11,028	–
Total assets in commodity broker account	1,324,611	1,498,358

Cash	4,611,739	5,289,062
Total assets	$5,936,350	$6,787,420

LIABILITIES
Equity in commodity broker account:
Net unrealized loss on open futures contracts	$–	$9,573
Total liabilities in commodity broker account	–	9,573

Redemptions payable	–	370,955
Service fees payable	4,227	4,960
Management fee payable	6,210	7,102
Brokerage commissions payable	4,759	4,719
Administrative fee payable	1,635	1,870
Other liabilities	41,732	35,482

Total liabilities	58,563	434,661

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	685	714
Limited Partners	5,877,102	6,352,045
Total partners' capital (Net Asset Value)	5,877,787	6,352,759
Total liabilities and partners' capital	$5,936,350	$6,787,420

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS

MARCH 31, 2021 (Unaudited)

_______________

	Range of Expiration Dates	Number of Contracts	Fair Value	% of Partners' Capital
Long Futures Contracts:
Currencies	Jun-21	12	$(4,056)	(0.07)%
Energy	May-21 - Jun 21	3	(3,418)	(0.06)%
Metals	May-21 - Jun 21	8	12,287	0.21%
Stock Indices	Apr-21 - Jun 21	52	6,444	0.11%

Total Long Futures Contracts		75	11,257	0.19%

Short Futures Contracts:
Currencies	Jun-21	15	30,464	0.52%
Interest Rates	Jun-21	23	6,912	0.12%
Stock Indices	Apr-21 - Jun 21	32	(37,605)	(0.64)%

Total Short Futures Contracts		70	(229)	(0.00)%

Total Futures Contracts			11,028	0.19%

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS (continued)

DECEMBER 31, 2020 (Audited)

_______________

	Range of Expiration Dates	Number of Contracts	Fair Value	% of Partners' Capital
Long Futures Contracts:
Currencies	Mar-21	17	$7,626	0.12%
Energy	Jan-21	7	2,813	0.04%
Interest Rates	Mar-21	39	4,573	0.07%
Metals	Feb 21 - Mar 21	3	1,066	0.02%
Stock Indices	Jan-21	46	40,594	0.64%

Total Long Futures Contracts		112	56,672	0.89%

Short Futures Contracts:
Stock Indices	Jan 21 - Mar 21	71	(66,245)	(1.04)%

Total Short Futures Contracts		71	(66,245)	(1.04)%

Total Futures Contracts			$(9,573)	(0.15)%

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.

STATEMENTS OF INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (Unaudited)

_______________

	2021	2020
TRADING GAINS (LOSSES)
Gain (loss) on trading of derivatives contracts
Net realized	$(175,240)	$82,520
Net change in unrealized	20,601	(190,095)
Brokerage commissions	(22,953)	(42,007)

Net loss from trading derivatives contracts	(177,592)	(149,582)

Gain (loss) on trading of securities
Net change in unrealized	–	1,157

Net gain (loss) from trading securities	–	1,157

Gain (loss) on trading of foreign currency
Net realized	1,468	(12,590)
Net change in unrealized	12	34,430

Net gain from trading foreign currency	1,480	21,840

Total trading losses	(176,112)	(126,585)

NET INVESTMENT LOSS
Income
Interest income	–	33,852

Expenses
Service fees	12,352	32,880
Management fee	19,091	34,612
Professional fees	12,156	31,132
Administrative fee	5,025	8,982
Interest expense	1,456	1,712
Other expenses	6,907	9,621

Total expenses	56,987	118,939

Net investment loss	(56,987)	(85,087)

NET LOSS	$(233,099)	$(211,672)

See accompanying notes.

ALTEGRIS QIM FUTURES FUND, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (Unaudited)

_______________

		Limited Partners

				Institutional	General
	Total	Class A	Class B	Interests	Partner

Balances at December 31, 2019	$10,898,528	$6,494,634	$4,104,248	$298,861	$785

Capital withdrawals	(824,019)	(452,031)	(371,988)	–	–

From operations:
Net investment loss	(85,087)	(64,389)	(19,846)	(844)	(8)
Net realized gain (loss) from investments (net of brokerage commissions)	27,923	5,089	23,659	(823)	(2)
Net change in unrealized loss from investments	(154,508)	(85,747)	(64,571)	(4,179)	(11)
Net loss	(211,672)	(145,047)	(60,758)	(5,846)	(21)

Balances at March 31, 2020	$9,862,837	$5,897,556	$3,671,502	$293,015	$764

Balances at December 31, 2020	$6,352,759	$3,212,548	$3,109,694	$29,803	$714

Capital withdrawals	(241,873)	(161,868)	(80,005)	–	–

From operations:
Net investment loss	(56,987)	(34,881)	(21,944)	(153)	(9)
Net realized loss from investments (net of brokerage commissions)	(196,725)	(99,608)	(96,176)	(919)	(22)
Net change in unrealized loss from investments	20,613	11,093	9,437	81	2
Net loss	(233,099)	(123,396)	(108,683)	(991)	(29)

Balances at March 31, 2021	$5,877,787	$2,927,284	$2,921,006	$28,812	$685

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

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Therefore, the Partnership follows the accounting and reporting guidelines for investment companies. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of March 31, 2021 and December 31, 2020, and reported amounts of income and expenses for the three months ended March 31, 2021 and 2020, respectively. Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that the differences could be material.

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

There were no changes in the Partnership’s valuation methodology during period ended March 31, 2021 and the year ended December 31, 2020.

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of March 31, 2021 and December 31, 2020:

				Balance as of
March 31, 2021	Level 1	Level 2	Level 3	March 31, 2021

Assets
Futures contracts (1)	$70,758	$–	$–	$70,758

Liabilities
Futures contracts (1)	$(59,730)	$–	$–	$(59,730)

				Balance as of
December 31, 2020	Level 1	Level 2	Level 3	December 31, 2020

Assets
Futures contracts (1)	$77,126	$–	$–	$77,126

Liabilities

Future contracts (1)	$(86,699)	$–	$–	$(86,699)

(1) See Note 7. “Financial Derivative Instruments” for the fair value in each type of contracts within this category.

For the period ended March 31, 2021 and the year ended December 31, 2020, there were no Level 3 securities.

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

The Partnership’s Clearing Broker holds margin balances in a single currency, in which all margin requirements can be satisfied in U.S. dollars. Foreign currency balances can also be used to satisfy margin requirements. As of March 31, 2021 and December 31, 2020, the Partnership’s Segregated cash balance on the Statements of Financial Condition of $624,698 and $803,393, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in US Dollars. As of March 31, 2021 and December 31, 2020, the Partnership’s Segregated foreign currency due from/to broker balance on the Statements of Financial Condition of $17,979 and $28,210, respectively, represents the collateral owed by the Partnership to satisfy the Clearing Broker’s margin requirements in foreign currency. The Partnership’s assets not deposited at the Clearing Broker are deposited with either the Custodian or held in bank cash accounts at Northern Trust Company and First Republic Bank (and used to pay Partnership operating expenses). For the Partnership’s cash deposited at the Custodian, the Partnership receives cash management services from J.P. Morgan Investment Management Inc. (“JPMIM”).

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

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at March 31, 2021 and December 31, 2020 are reflected within the Condensed Schedules of Investments.

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

The Partnership maintains a custody account with J.P. Morgan Chase Bank, N.A., Northern Trust Company and First Republic Bank. At times, the Partnership’s cash balance could exceed the insured amount under the Federal Deposit Insurance Corporation (“FDIC”). The Partnership has not experienced any losses in such accounts and believes it is not subject to any significant counterparty risk related to its cash account.

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

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement. The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the three months ended March 31, 2021 and 2020.

NOTE 3 - RELATED PARTY TRANSACTIONS

A. General Partner Management Fee

The General Partner receives a monthly management fee from the Partnership equal to 0.104% (1.25% annually) for Class A and Class B, and 0.0625% (0.75% annually) for Institutional Interests of the Partnership's net asset value apportioned to each Partner’s capital account at the beginning of the month, before deduction of any accrued incentive fees related to the current quarter (the “management fee net asset value”). The General Partner may declare any Limited Partner a “Special Limited Partner” and the management fees or incentive fees charged to any such partner may be different than those charged to other Limited Partners. For the three months ended March 31, 2021 and 2020, there were no Special Limited Partners.

Total management fees earned by the General Partner for the three months ended March 31, 2021 and 2020 are shown on the Statements of Income (Loss) as Management Fee.

B. Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the three months ended March 31, 2021 and 2020, administrative fees for Class A Interests were $2,537 and $5,507, respectively, and administrative fees for Class B Interests were $2,488 and $3,475, respectively.

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

At March 31, 2021 and December 31, 2020, respectively, the Partnership had charges for brokerage-related services payable to Altegris Clearing Solutions of $3,889 and $3,621, respectively, and service fees payable to Altegris Investments of $106 and $4, respectively. The following tables show the fees paid to Altegris Investments and Altegris Clearing Solutions for the three months ended March 31, 2021 and 2020, respectively:

		Three months ended	Three months ended
		March 31, 2021	March 31, 2020
Altegris Clearing Solutions - Brokerage Commission fees		$13,622	$20,292
Altegris Investments- Service fees		105	7,224
	Total	$13,727	$27,516

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

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 5 - SERVICE FEES

As compensation for the continuing services of the selling agents to the Class A Limited Partners, Class A Interests pay the selling agents an ongoing monthly payment of 0.166% (2% annually) of the net asset value of interests sold by the agents that are outstanding at month-end. As compensation for the continuing services of the selling agents to the Limited Partners holding Institutional Interests, the selling agents may elect the Institutional Interests to pay the selling agents an ongoing monthly payment of 0.0417% (0.50% annually) of the net asset value of Institutional Interests sold by the agents that are outstanding at month-end. For the three months ended March 31, 2021 and 2020, service fees for Class A Interests were $12,352 and $32,880, respectively. There were no service fees for Institutional Interests for the three months ended March 31, 2021 and 2020.

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

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the fair value of derivative contracts as of March 31, 2021 and December 31, 2020. The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the derivative contracts qualify for net presentation in the Statements of Financial Condition.

	March 31, 2021

	Assets	Liability
Type of	Derivatives	Derivatives	Net
Derivatives Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts
Currencies	$31,980	$(5,572)	$26,408
Energies	–	(3,418)	(3,418)
Interest rates	9,527	(2,615)	6,912
Metals	12,394	(107)	12,287
Stock Indices	16,857	(48,018)	(31,161)

Total Futures Contracts	$70,758	$(59,730)	$11,028

	December 31, 2020

	Assets	Liability
Type of	Derivatives	Derivatives	Net
Derivatives Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts
Currencies	$7,626	$–	$7,626
Energy	2,813	–	2,813
Interest rates	6,393	(1,820)	4,573
Metals	1,422	(356)	1,066
Stock Indices	58,872	(84,523)	(25,651)

Total Futures Contracts	$77,126	$(86,699)	$(9,573)

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three months ended March 31, 2021 and 2020.

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading derivatives contracts.

Three Months Ended March 31, 2021

Type of		Change in
Derivatives Contracts	Realized	Unrealized

Futures Contracts
Currencies	$49,747	$18,782
Energy	25,529	(6,231)
Interest rates	(2,608)	2,339
Metals	(50,163)	11,221
Stock indices	(197,745)	(5,510)

Total Futures Contracts	$(175,240)	$20,601

For the three months ended March 31, 2021, the average notional value of the futures contracts was $5,295,411. The average notional value of futures contracts are representative of the Partnership’s volume of derivative activity for futures contracts during the period under review.

Three Months Ended March 31, 2020

Type of		Change in
Derivatives Contracts	Realized	Unrealized

Futures Contracts
Currencies	$97,198	$3,601
Energy	199,166	(41,222)
Interest rates	(74,587)	101,987
Metals	398,823	(149,996)
Stock indices	(538,080)	(104,465)

Total Futures Contracts	$82,520	$(190,095)

For the three months ended March 31, 2020, the average notional value of the futures contracts was $37,136,488. The average notional value of futures contracts are representative of the Partnership’s volume of derivative activity for futures contracts during the period under review.

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

The duration of the COVID-19 global pandemic is unknown at this time, but it is likely to have an ongoing effect on the financial markets where the Partnership operates. It is possible that market volatility related to COVID-19 could be in excess of the sensitivities disclosed in the notes to the financial statements.

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

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three months ended March 31, 2021 and 2020. This information has been derived from information presented in the financial statements.

	Three Months ended March 31, 2021
			Institutional
	Class A	Class B	Interest

Total return for Limited Partners (3)
Total return prior to incentive fees	(3.92)%	(3.53)%	(3.33)%
Incentive fees	0.00%	0.00%	0.00%
Total return after incentive fees	(3.92)%	(3.53)%	(3.33)%

Ratio to average net asset value
Expenses prior to incentive fees (2)	4.54%	2.91%	2.08%
Incentive fees (3)	0.00%	0.00%	0.00%
Total expenses	4.54%	2.91%	2.08%

Net investment loss (1) (2)	(4.54)%	(2.91)%	(2.08)%

	Three Months ended March 31, 2020

			Institutional
	Class A	Class B	Interest

Total return for Limited Partners (3)
Total return prior to incentive fees	(2.65)%	(2.14)%	(1.96)%
Incentive fees	0.00%	0.00%	0.00%
Total return after incentive fees	(2.65)%	(2.14)%	(1.96)%

Ratio to average net asset value
Expenses prior to incentive fees (2)	5.12%	3.13%	2.25%
Incentive fees (3)	0.00%	0.00%	0.00%
Total expenses	5.12%	3.13%	2.25%

Net investment loss (1) (2)	(3.95)%	(1.94)%	(1.09)%

Total return and the ratios to average net asset value are calculated for each class of Limited Partners’ capital taken as a whole. An individual Limited Partner’s total return and ratios may vary from the above returns and ratios due to the timing of their contributions and withdrawals and differing fee structures.

Total return is calculated on a monthly compounded basis.

(1)	Excluded incentive fee

(2)	Annualized.

(3)	Not annualized

ALTEGRIS QIM FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 11 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were issued, and concluded that no events subsequent to March 31, 2021 have occurred that would require recognition or disclosure, except as noted below.

From April 1, 2021 through May 17, 2021, the Partnership had redemptions of $277,255.

PART I – FINANCIAL INFORMATION (continued)

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed. Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading. A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities. Through March 31, 2021, the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Performance Summary

Three Months Ended March 31, 2021

During the first quarter of 2021, the Partnership incurred net realized and unrealized losses of $177,592 from its trading activities, net of brokerage commissions of $22,953. The Partnership accrued total expenses of $56,987, including $19,091 in management fees paid to the General Partner, $0 in incentive fees, and $24,508 in service and professional fees. The Partnership earned $0 in interest income during the first quarter of 2021. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the first quarter of 2021 is set forth below.

The Partnership’s Advisor believes that numerous small inefficiencies exist in financial markets that can be exploited through the prudent use of robust analysis and predictive technologies. The trading program currently employs several thousand quantitative trading models that utilize pattern recognition to predict short-term price movements in global futures markets. All models are tested across large data sets that expose them to a wide range of market, economic, and political environments, as well as a wide range of time frames and interactions. Only those models that prove to be the most robust, statistically significant, and conceptually diverse are used in actual trading. The resultant system of models offers what the Advisor believes to be reliable signals that guide market timing and trade allocation. First quarter performance of the Partnership as a result of the Advisor’s trading program is as follows: The Partnership was negative in January of 2021. Losses were driven by interest rate trading which was the largest detractor from performance. Metals were the next largest underperforming sector, followed by currencies. Energies were slightly positive and stock index results did not provide a meaningful impact to aggregate performance. The Partnership was positive in February of 2021. The largest profits were driven by interest rate positions, which outperformed the other sectors. Equities also contributed slightly to overall gains. Losses from metals positions were the largest detractor from performance. Currencies and energies were near flat, without having a major effect on portfolio performance. The Partnership was negative in March of 2021. Leading the negative returns was stock index trading which was the largest underperforming sector. Currency trading was the most positive sector, offsetting some of the overall losses. Metals positions also posted gains, contributing somewhat to offset losses. Energies and interest rates were mixed and close to flat.

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

The Partnership’s Advisor believes that numerous small inefficiencies exist in financial markets that can be exploited through the prudent use of robust analysis and predictive technologies. The trading program currently employs several thousand quantitative trading models that utilize pattern recognition to predict short-term price movements in global futures markets. All models are tested across large data sets that expose them to a wide range of market, economic, and political environments, as well as a wide range of time frames and interactions. Only those models that prove to be the most robust, statistically significant, and conceptually diverse are used in actual trading. The resultant system of models offers what the Advisor believes to be reliable signals that guide market timing and trade allocation. First quarter performance of the Partnership as a result of the Advisor’s trading program is as follows: The Partnership was positive in January of 2020. The Partnership enjoyed positive contribution from all sectors. Leading the performance, the largest profits were driven by interest rate trading, which outperformed the other sectors. Gains from stock index trading and metals were the next most significant contributors to returns. Positions in currencies and energies were also positive to a lesser extent. The Partnership was negative in February of 2020. Interest rate trading was the largest underperforming sector. Stock index positions also detracted from returns, adding to overall losses. Energies were the most positive performing sector, offsetting some of the losses. Currencies and metals were slightly positive, but not enough to impact aggregate results. The Partnership was negative in March of 2020. Losses were driven by stock index trading which was the most underperforming sector. Interest rates were the next most underperforming sector, followed by currencies. Energies were slightly negative and results from positions in metals were near flat.

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

PART II – OTHER INFORMATION

Item 1: Legal Proceedings.

None.

Item 1A: Risk Factors.

There have been no material changes to the Partnership’s risk factors since the Partnership filed its annual report on Form 10-K with the Securities and Exchange Commission on March 29, 2021.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) Not applicable.

(c) Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner. The Partnership may declare additional redemption dates upon notice to the Limited Partners. The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners. The following table summarizes the redemptions by Limited Partners during the first calendar quarter of 2021:

Month	Amount Redeemed
January 31, 2021	$164,739
February 28, 2021	$77,134
March 31, 2021	$0

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

Dated: May 17, 2021

ALTEGRIS QIM FUTURES FUND, L.P.

By:	ALTEGRIS ADVISORS, L.L.C.,
its general partner

/s/ Matthew C. Osborne
Matthew C. Osborne Principal Executive Officer and Principal Financial Officer

